Form 10-Q
period 2025-06-30
Amrize Ltd
filed 2025-08-07
CIK 2035989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________
Commission file number: 1-42542
Amrize Ltd
(Exact name of Registrant as specified in its charter)

Switzerland	98-1807904
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Grafenauweg 8			6300
6300	Zug	Switzerland
(Address of Principal Executive Offices)			(Zip Code)
+ 41 41 562 3490
(Registrant’s telephone number, including area code)
Securities to be registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbols(s)	Name of exchange on which registered
Ordinary Shares, par value $0.01 per share	AMRZ	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐
No ☒.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”
“accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange
Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section
13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.
As of June 30, 2025, the number of outstanding Ordinary Shares was 553,082,069, net of Treasury Shares.
Certain Terms
References to the Company’s “Ordinary Shares”, “Common Shares” or “Common Stock” refer to our Ordinary
Shares.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These forward-
looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,”
“intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms.
In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These forward-looking statements, which are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA as well as protections afforded by other federal securities laws, involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:
•    the effect of political, economic and market conditions and geopolitical events;
•    the logistical and other challenges inherent in our operations;
•    the actions and initiatives of current and potential competitors;
•    the level and volatility of, interest rates and other market indices;
•    the ability of Amrize to maintain satisfactory credit ratings;
•    the outcome of pending litigation;
•    the impact of current, pending and future legislation and regulation;
•    factors related to the failure of Amrize to achieve some or all of the expected strategic benefits or opportunities expected from the separation;
•    that Amrize may incur material costs and expenses as a result of the separation;
•    that Amrize has no history operating as an independent, publicly traded company;
•    Amrize's obligation to indemnify Holcim pursuant to the agreements entered into connection with the separation and the risk Holcim may not fulfill any obligations to indemnify Amrize under such agreements;
•    that under applicable tax law, Amrize may be liable for certain tax liabilities of Holcim following the separation if Holcim were to fail to pay such taxes;
•    the fact that Amrize may receive worse commercial terms from third-parties for services it presently receives from Holcim;
•    the fact that certain of Amrize's executive officers and directors may have actual or potential conflicts of interest because of their previous positions at Holcim;
•    potential difficulties in maintaining relationships with key personnel; and
•    that Amrize cannot rely on the earnings, assets or cash flow of Holcim and Holcim will not provide funds to finance Amrize's working capital or other cash requirements.
These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q.
We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. For a discussion identifying other factors that could cause actual results to differ materially from those anticipated in forward-
looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in the
Information Statement filed as Exhibit 99.1 of the Company’s Amendment No.1 to the Registration Statement on Form
10 filed on May 7, 2025 (the “Form 10”).
It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q, and our future levels of activity and performance, may not occur and actual results could differ materially and adversely from those described or implied in the forward-looking statements. As a result, you should not regard any of these forward-looking statements as a representation or warranty by us or any other person or place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Amrize Ltd
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues	$3,220	$3,243	$5,301	$5,409
Cost of revenues	(2,254)	(2,264)	(4,113)	(4,158)
Gross profit	966	979	1,188	1,251
Selling, general and administrative expenses	(299)	(228)	(538)	(441)
Gain on disposal of long-lived assets	4	5	5	6
Loss on impairments	(2)	(2)	(2)	(2)
Operating income	669	754	653	814
Interest expense, net	(121)	(134)	(239)	(254)
Other non-operating income, net	1	—	2	4
Income before income tax expense and income from equity method investments	549	620	416	564
Income tax expense	(122)	(149)	(76)	(138)
Income from equity method investments	1	2	1	3
Net income	428	473	341	429
Net loss attributable to noncontrolling interests	1	1	1	1
Net income attributable to the Company	$429	$474	$342	$430

Earnings per share attributable to the Company:
Basic	$0.78	$0.86	$0.62	$0.78
Diluted	$0.78	$0.86	$0.62	$0.78
Weighted-average number of shares outstanding:
Basic	553.1	553.1	553.1	553.1
Diluted	553.1	553.1	553.1	553.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Comprehensive income:
Net income	$428	$473	$341	$429
Other comprehensive income (loss), net of tax:
Foreign currency translation	222	(29)	238	(153)
Net change in fair value of cash flow hedges, net of tax benefit (expense) of $(2) and $1 for the three months ended June 30, 2025 and 2024, and $(2) and $0 for the six months ended June 30, 2025 and 2024, respectively	5	4	7	7
Actuarial (losses) gains and prior service (costs) credits for defined benefit pension plans and other postretirement benefit plans, net of tax expense of less than $1 million for each of the three and six months ended June 30, 2025 and 2024	(1)	—	(2)	—
Total other comprehensive income (loss), net of tax	226	(25)	243	(146)
Total comprehensive income	$654	$448	$584	$283
Comprehensive loss attributable to noncontrolling interests	1	1	1	1
Comprehensive income attributable to the Company	$655	$449	$585	$284
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Balance Sheets
(In millions, except share data)

	As of	As of
	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$601	$1,585
Accounts receivable, net	1,892	1,011
Due from related-party	—	58
Inventories	1,641	1,452
Related-party notes receivable	—	532
Prepaid expenses and other current assets	192	143
Total current assets	4,326	4,781
Property, plant and equipment, net	7,791	7,534
Goodwill	9,029	8,917
Intangible assets, net	1,797	1,832
Operating lease right-of-use assets, net	597	547
Other noncurrent assets	242	194
Total Assets	$23,782	$23,805
Liabilities and Equity
Current Liabilities:
Accounts payable	1,355	1,285
Short-term borrowings	931	—
Due to related-party	—	89
Current portion of long-term debt	6	5
Current portion of related-party notes payable	—	129
Operating lease liabilities	149	149
Other current liabilities	702	893
Total current liabilities	3,143	2,550
Long-term debt	5,261	980
Related-party notes payable	—	7,518
Deferred income tax liabilities	928	936
Noncurrent operating lease liabilities	454	386
Other noncurrent liabilities	1,563	1,521
Total Liabilities	11,349	13,891
Commitments and contingencies (see Note 17)
Equity:
Common stock, par value of $0.01 per share, 680,250,615 shares authorized, 566,875,513 shares issued and 553,082,069 shares outstanding as of June 30, 2025	6	—
Additional paid-in capital	12,730	—
Retained earnings	59	—
Net parent investment	—	10,521
Treasury stock, 13,793,444 shares as of June 30, 2025	—	—
Accumulated other comprehensive loss	(361)	(606)
Total Equity attributable to the Company	12,434	9,915
Noncontrolling interests	(1)	(1)
Total Equity	12,433	9,914
Total Liabilities and Equity	$23,782	$23,805
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$341	$429
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, accretion and amortization	439	436
Share-based compensation	3	4
Gain on disposal of long-lived assets	(5)	(6)
Deferred tax benefit	(11)	(2)
Net periodic pension benefit cost	5	6
Other items, net	59	22
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(849)	(549)
Due from related-party	49	(33)
Inventories	(128)	(207)
Accounts payable	27	48
Due to related-party	(80)	(3)
Other assets	(91)	(65)
Other liabilities	(196)	(136)
Defined benefit pension plans and other postretirement benefit plans	(13)	(12)
Net cash used in operating activities	(450)	(68)
Cash flows from investing activities:
Purchases of property, plant and equipment	(446)	(337)
Acquisitions, net of cash acquired	(78)	—
Proceeds from disposals of long-lived assets	7	14
Proceeds from land expropriation	20	—
Proceeds from property and casualty insurance	2	—
Net decrease (increase) in short-term related-party notes receivable from cash pooling program	522	(103)
Other investing activities, net	(36)	(5)
Net cash used in investing activities	(9)	(431)
Cash flows from financing activities:
Transfers to Parent, net	(91)	(204)
Proceeds from short-term borrowings, net of discount	930	—
Proceeds from issuance of long-term debt, net of discount	3,398	—
Payments of debt issuance costs	(24)	—
Net (repayments) proceeds of short-term related-party debt	(129)	24
Proceeds from debt-for-debt exchange with Parent	922	—
Proceeds from issuances of long-term related-party debt	22	—
Repayments of long-term related-party debt	(5,541)	(10)
Payments of finance lease obligations	(48)	(38)
Other financing activities, net	2	(3)
Net cash used in financing activities	(559)	(231)
Effect of exchange rate changes on cash and cash equivalents	34	(17)
Decrease in cash and cash equivalents	(984)	(747)
Cash and cash equivalents at the beginning of period	1,585	1,107
Cash and cash equivalents at the end of period	$601	$360
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Statements of Equity (Unaudited)
(In millions)

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive loss	Equity attributable to noncontrolling interests	Total equity
Balance as of March 31, 2025	—	$—	—	$—	$—	$—	$10,339	$(589)	$—	$9,750
Net income (loss)	—	—	—	—	—	59	370	—	(1)	428
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	226	—	226
Net transfers from Parent including Spin- off-related adjustments	—	—	—	—	—	—	2,027	2	—	2,029
Issuance of Common stock, Treasury stock and reclassification of Net parent investment	567	6	(14)	—	12,730	—	(12,736)	—	—	—
Balance as of June 30, 2025	567	$6	(14)	$—	$12,730	$59	$—	$(361)	$(1)	$12,433

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive loss	Equity attributable to noncontrolling interests	Total equity
Balance as of March 31, 2024	—	$—	—	$—	$—	$—	$9,383	$(438)	$—	$8,945
Net income (loss)	—	—	—	—	—	—	474	—	(1)	473
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(25)	—	(25)
Net transfers to Parent	—	—	—	—	—	—	(85)	—	—	(85)
Balance as of June 30, 2024	—	$—	—	$—	$—	$—	$9,772	$(463)	$(1)	$9,308

Amrize Ltd
Condensed Consolidated Statements of Equity (Unaudited)
(In millions)

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive loss	Equity attributable to noncontrolling interests	Total equity
Balance as of December 31, 2024	—	$—	—	$—	$—	$—	$10,521	$(606)	$(1)	$9,914
Net income (loss)	—	—	—	—	—	59	283	—	(1)	341
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	243	—	243
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	(1)	—	1	—
Net transfers from Parent including Spin- off-related adjustments	—	—	—	—	—	—	1,933	2	—	1,935
Issuance of Common stock, Treasury stock and reclassification of Net parent investment	567	6	(14)	—	12,730	—	(12,736)	—	—	—
Balance as of June 30, 2025	567	$6	(14)	$—	$12,730	$59	$—	$(361)	$(1)	$12,433

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive loss	Equity attributable to noncontrolling interests	Total equity
Balance as of December 31, 2023	—	$—	—	$—	$—	$—	$9,520	$(317)	$—	$9,203
Net income (loss)	—	—	—	—	—	—	430	—	(1)	429
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(146)	—	(146)
Net transfers to Parent	—	—	—	—	—	—	(178)	—	—	(178)
Balance as of June 30, 2024	—	$—	—	$—	$—	$—	$9,772	$(463)	$(1)	$9,308
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1. Organization and basis of presentation
Organization
Amrize Ltd (the “Company”) is a building solutions company focused exclusively on the North American market, offering customers a broad range of advanced building solutions from foundation to rooftop. The Company earns revenue from the sale of cement, aggregates, ready-mix concrete, asphalt, roofing systems and other building solutions.
The Company is organized into two reportable segments — Building Materials and Building Envelope —
that are aligned with the products and services it provides and based upon the information used by the chief operating decision maker (“CODM”) in evaluating the performance of the business and allocating resources and capital.
•Building Materials: The building materials segment offers a range of branded solutions delivering high-
quality products for a wide range of applications. These include cement and aggregates, as well as a variety of downstream products and solutions such as ready-mix concrete, asphalt and other construction materials.
•Building Envelope: The building envelope segment offers advanced roofing and wall systems, including single-ply membranes, insulation, shingles, sheathing, waterproofing and protective coatings, along with adhesives, tapes and sealants that are critical to the application of roofing and wall systems.
On May 14, 2025, the holders of ordinary shares of Holcim Ltd (“Parent”) approved the Spin-off of the
Company (the “Spin-off”). On June 23, 2025 (the “Separation and Distribution Date”), Parent completed the previously announced Spin-off through a distribution of 100% of the Company’s outstanding shares (the
“Distribution”) to holders of record of Parent’s ordinary shares, on a pro rata basis as a dividend-in-kind, as of the close of business on June 20, 2025, which resulted in the issuance of 553,082,069 shares of common stock. This amount is based on 566,875,513 Parent shares outstanding at the Separation and Distribution Date and 13,793,444
shares not distributed to Parent shareholders that are held by the Company as treasury stock. In connection with the
Distribution, the Company and Parent consummated a series of internal reorganization transactions resulting in the
Company becoming the holder, directly or through its subsidiaries, of the business, activities and operations of
Parent and its affiliates in the United States, Canada, Switzerland, and Jamaica, as well as certain support operations in Colombia and certain trading operations. As a result of the Distribution, the Company became an independent public company. The Company’s common stock is listed under the symbol “AMRZ” on the New York Stock
Exchange and the SIX Swiss Exchange.
Unless the context otherwise requires, references to “we,” “our,” “us,” and the “Company” refer to (i)
Amrize Ltd’s business prior to the Spin-off as a carve-out business of Parent and (ii) Amrize Ltd and its subsidiaries following the Spin-off.
Basis of presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). While the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the disclosures provided in annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s historical combined financial statements and accompanying notes included within the Company’s Form 10 filed with the SEC.
Prior to the Spin-off, the Company operated as a wholly-owned subsidiary of Parent and not as a standalone company. These condensed consolidated financial statements and footnotes reflect the historical financial position,

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
results of operations and cash flows of the Company as historically managed within Parent for periods prior to the completion of the Spin-off and reflect the financial position, results of operations and cash flows of the Company as a standalone company for periods after the completion of the Spin-off. The historical condensed consolidated financial statements and footnotes for periods prior to the completion of the Spin-off were prepared on a “carve-out”
basis in connection with the Spin-off, and were derived from the consolidated financial statements and historical accounting records of Parent.
For periods prior to the Spin-off, the condensed consolidated balance sheet reflects all of the assets and liabilities of Parent that are specifically identifiable or directly attributable to the Company, including Net parent investment as a component of equity. Net parent investment represents Parent’s historical investment in the
Company and includes accumulated net income attributable to the Company and the net effect of transactions with
Parent and its subsidiaries. See Note 18 (Related party) for additional information. All intercompany balances and transactions within the Company have been eliminated in these unaudited condensed consolidated financial statements.
Prior to the Spin-off, the Company and Parent had intercompany activity resulting in revenues and expenses for both parties. As described in Note 18 (Related party), certain related party transactions between the
Company and Parent have been included in these unaudited condensed consolidated financial statements. Pursuant to the Spin-off, Parent ceased to be a related party to the Company and accordingly, no related party transactions or balances have been reported subsequent to the Separation and Distribution Date.
Prior to the Spin-off, the unaudited condensed consolidated statements of operations included expense allocations for certain corporate, infrastructure and other shared services provided by Parent on a centralized basis, including but not limited to accounting and financial reporting, treasury, tax, legal, human resources, information technology, insurance, employee benefits and other shared services that are either specifically identifiable or directly attributable to the Company. These expenses had been allocated to the Company on the basis of direct usage when specifically identifiable, with the remainder predominantly allocated on a pro rata basis using revenues. The
Company’s management considers this allocation to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented. However, these expense allocations may not be indicative of the actual expenses that would have been incurred had the Company been a standalone company during the periods presented, and they may not reflect what the Company’s results of operations may be in the future. See Note 18 (Related party) for additional information. Following the Spin-off, a limited number of services that Parent provided to the Company prior to the Spin-off are continuing to be provided for a period of time under a
Transition Services Agreement. The Company is now incurring certain costs as a standalone public company, including services provided by its own resources or through third-party service providers relating to corporate functions, including executive leadership, accounting and financial reporting, treasury, compliance and regulatory, human resources, information technology, marketing and communications, insurance, as well as ongoing additional costs associated with operating as an independent, publicly-traded company.
Historically, Parent used a centralized approach to cash management and financing of operations. Prior to the Spin-off, a majority of the Company’s subsidiaries participated in Parent’s centralized cash management and financing function. While the Company maintained bank accounts in the name of its respective legal entities in order to conduct day-to-day business, cash was managed centrally as part of the overall treasury function and Parent oversaw a cash pooling program whereby cash was swept from any subsidiary accounts, including the Company’s accounts, on a daily basis. As such, cash and cash equivalents held by Parent at the corporate level were not specifically identifiable or directly attributable to the Company and, therefore, have not been reflected in these unaudited condensed consolidated financial statements prior to the Spin-off. Rather, the Company’s residual cash pooling balances as of the end of each reporting period prior to the Spin-off were recorded within Related-party notes receivable. See Note 18 (Related party) for more information.
Further, Parent’s third-party debt and related interest expense was not attributed to the Company because the Company was not considered the primary obligor of the debt, and the Company was not a named guarantor or joint and severally liable for any of Parent’s third-party debt. Prior to the Spin-off, the Company had related-party note agreements in place with Parent for the financing of its capital needs, which are reflected as Related-party notes payable on the condensed consolidated balance sheet as of December 31, 2024. As part of the Spin-off, the

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Company issued senior unsecured notes and completed a bond exchange as described in Note 10 (Debt). A portion of the proceeds from the issuance of the senior unsecured notes and completion of the bond exchange was used to repay the Company’s related-party indebtedness due to Parent. Parent also completed an equity contribution to the
Company to settle the remaining related-party indebtedness due to Parent as described in Note 18 (Related party).
Interest expense, net in the unaudited condensed consolidated statements of operations reflects interest on borrowing and funding associated with the related-party note agreements for periods prior to the Spin-off. Subsequent to the
Spin-off, Interest expense, net in the unaudited condensed consolidated statements of operations reflects interest expense primarily related to the newly issued senior unsecured notes, the notes obtained in the bond exchange with
Parent, the commercial paper program, and interest associated with other long-term debt. See Note 10 (Debt) for further detail.
In connection with the Spin-off, the Company entered or adopted several agreements, including a
Separation and Distribution Agreement, Transition Services Agreement, and Tax Matters Agreement, among others, that provide a framework for the post separation relationship between the Company and Parent. See Note 18
(Related party) for more information on these agreements.
Additionally, in relation to the Spin-off, the Company recorded approximately $6 million and $5 million of various transaction costs for the three months ended June 30, 2025 and 2024, respectively, and $11 million and $10 million for the six months ended June 30, 2025 and 2024, respectively, all of which were allocated to the Company from Parent. These transaction costs allocated from the Parent to the Company correspond to the costs incurred by the Parent that are directly attributable to the Company, such as rebranding costs, employee-related costs (i.e.
recruitment and relocation expenses) and costs to establish certain standalone functions. These costs are recorded in
Selling, general and administrative expenses and are deemed to be settled in the period in which the costs are included in Net parent investment on the condensed consolidated balance sheet for periods prior to the Spin-off.
Use of estimates
These unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make assumptions and estimates about future events and apply judgments that affect the amounts of assets, liabilities, revenues and expenses reported on these unaudited condensed consolidated financial statements and accompanying notes. The Company has continued to follow the accounting policies set forth in the historical combined financial statements and accompanying notes included within the Company’s Form
10 filed with the SEC. Management’s assumptions, estimates and judgments are based on historical experience, current trends and other factors that management believes to be reasonable under the circumstances.
On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that these unaudited condensed consolidated financial statements are presented fairly and in accordance with
U.S. GAAP, and the Company revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position of the Company for the periods presented.
Significant accounting estimates reflected in these unaudited condensed consolidated financial statements are used for, but are not limited to, accounting for the inventory excess and obsolescence reserves, revenue recognition under the percentage of completion method, volume based rebates, contingent liabilities including warranty, pension and other postretirement benefits, tax valuation allowances, uncertain tax positions, impairment of goodwill and other intangible assets, asset retirement obligations, self-insurance reserves, litigation and other loss contingencies, fair values of acquired assets and liabilities assumed under the acquisition method of accounting and assumptions used for the allocation of general corporate expenses prior to the Spin-off. The Company also considers the potential impacts of climate-related factors in developing the estimates and assumptions underlying the accounting areas noted above.
Estimates and assumptions have been based on the available information and regulations in place as of June
30, 2025. Although these assumptions and estimates are based on management’s knowledge of, and experience with, past and current events, actual results could differ materially from these assumptions and estimates.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair value measurement
The carrying values of the Company’s Cash and cash equivalents and Short-term borrowings approximate their fair values because of the short-term nature of these instruments. See Note 10 (Debt) for disclosures on the fair value of Long-term debt.
Note 2. New accounting standards
Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures
(Topic 280). ASU 2023-07 updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss. ASU 2023-07 also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023 and was effective for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard for its fiscal year ended on December 31,
2024, and applied the standard retrospectively to all prior periods presented in these unaudited condensed consolidated financial statements. See Note 14 (Segment information) for the disclosure related impacts of adopting this standard.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740).
ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. ASU 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024. The Company is currently evaluating the provisions of ASU 2023-09 and expects to adopt the standard for the year ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income
- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.
Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation and amortization) included in certain expense captions presented on the face of the statements of operations. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after
December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027.
Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new standard to determine the impact ASU
2024-03 may have on its financial statements and related disclosures, and expects to make additional disclosures upon adoption.
Note 3. Revenues
The Company primarily earns revenue from the sale of Building Materials products and Building Envelope products. Revenue is disaggregated by product line, which the Company believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table disaggregates revenues by product line for each of the Company’s reportable segments:

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2025	2024	2025	2024
Building Materials
Cement	$1,177	$1,255	$1,918	$2,072
Aggregates and other construction materials	1,219	1,184	1,907	1,907
Interproduct revenues	(146)	(165)	(246)	(281)
Building Envelope	970	969	1,722	1,711
Total Revenues	$3,220	$3,243	$5,301	$5,409
Contract assets include estimated earnings in excess of billings on uncompleted construction contracts.
Contract assets were $59 million, $30 million, and $24 million as of June 30, 2025, December 31, 2024, and
December 31, 2023, respectively, and are included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.
Contract liabilities
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the Building Envelope segment. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. Prior to the Spin-off, certain contract liability balances were related-party in nature and are recorded in Due to related-party on the condensed consolidated balance sheet as of December 31, 2024. The following table includes a summary of the change in contract liabilities:

(In millions)	2025	2024
Balance as of January 1	$408	$316
Revenue recognized	(57)	(25)
Revenue deferred	36	33
Balance as of June 30	$387	$324
The Company’s remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially satisfied, consisting of deferred revenue. As of June 30, 2025, the
Company’s remaining performance obligations were $387 million. The Company expects to recognize $38 million of the deferred revenue during the next twelve months, and the remaining $349 million thereafter.
Note 4. Acquisitions
The Company strategically acquires companies in order to increase its footprint and offer products that diversify its existing offerings. Acquisitions of businesses are accounted for as business combinations using the acquisition method in accordance with ASC Topic 805, Business Combinations. The results of acquired businesses have been included in these unaudited condensed consolidated financial statements beginning on the acquisition date.
On May 30, 2025, the Company completed the acquisition of Langley Concrete for $69 million. Langley
Concrete, based in Vancouver, Canada, is a provider of precast solutions and concrete pipes and is included within the Building Materials segment. The purchase price allocation reflects preliminary fair value estimates, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as the Company finalizes the purchase price allocation and fair value estimates. The preliminary purchase price allocation resulted in goodwill of $12 million, property, plant and equipment, net of $21 million, inventories of $20 million and intangible assets, net of $15 million. The goodwill recognized is deductible

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
for income tax purposes. Pro forma financial information reflecting the effects of the acquisition for the six months ended June 30, 2025 is not presented as the acquisition is not material to the Company’s results of operations for this period.
On January 13, 2025, the Company acquired an additional 45% interest in Jamaica Aggregates Limited, which is a joint venture that was previously accounted for as an equity method investment, for $9 million, net of cash acquired. In connection with the acquisition of the remaining interest in Jamaica Aggregates Limited, the
Company now owns a 95% controlling interest. As a result, the Company re-measured the fair value of the previously held equity interest and recognized an immaterial gain on re-measurement in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2025. The acquisition of Jamaica
Aggregates Limited is not material to these unaudited condensed consolidated financial statements.
On November 12, 2024, the Company acquired OX Engineered Products (“OX”), a leader in advanced wall insulation and sheathing solutions with manufacturing facilities in the Midwest and Southeast of the United States,
for total cash consideration of $228 million, net of cash acquired. OX is included within the Building Envelope segment. The purchase price allocation reflects preliminary fair value estimates, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as the
Company finalizes the purchase price allocation and fair value estimates. During the six months ended June 30,
2025, the Company recorded measurement period adjustments which increased goodwill by $5 million, primarily to adjust the sales and use tax reserve by $4 million. The measurement period adjustments have been recorded to reflect facts and circumstances that existed as of the acquisition date.
Note 5. Accounts receivable, net
Accounts receivable, net were as follows:

	As of	As of
(In millions)	June 30, 2025	December 31, 2024
Trade receivables	$1,903	$1,023
Less: allowance for credit losses	(50)	(51)
Other current receivables, net	39	39
Accounts receivable, net	$1,892	$1,011
The changes in the allowance for credit losses were as follows:

(In millions)	2025	2024
Balance as of January 1	$51	$49
Charge-offs	(4)	(1)
Provision for credit losses	3	—
Balance as of June 30	$50	$48
Note 6. Inventories
Inventories were as follows:

	As of	As of
(In millions)	June 30, 2025	December 31, 2024
Raw materials, parts, and supplies	$619	$542
Semi-finished and finished goods	1,022	910
Total Inventories	$1,641	$1,452

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Property, plant and equipment, net
Property, plant and equipment, net was as follows:

	As of	As of
(In millions)	June 30, 2025	December 31, 2024
Land and mineral reserves	$3,435	$3,361
Buildings and installations	2,997	2,948
Machines, furniture, vehicles and tools	9,315	9,001
Construction in progress	591	439
Finance lease right-of-use assets	366	334
Total property, plant and equipment	16,704	16,083
Less: accumulated depreciation, depletion and impairment	(8,913)	(8,549)
Property, plant and equipment, net	$7,791	$7,534
Depreciation and depletion expense was $182 million for each of the three months ended June 30, 2025 and
2024 and $363 million and $353 million for the six months ended June 30, 2025 and 2024, respectively.
Depreciation expense is recorded within Cost of revenues and Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations and depletion expense is recorded within Cost of revenues on the unaudited condensed consolidated statements of operations.
The Company recorded impairment charges of $2 million for each of the three and six months ended June
30, 2025 and 2024 related to assets no longer in service. Asset impairments are included in Loss on impairments on the unaudited condensed consolidated statements of operations.
The Company recorded gains on disposals of long-lived assets of $4 million and $5 million for the three months ended June 30, 2025 and 2024, respectively, and $5 million and $6 million for the six months ended June 30,
2025 and 2024, respectively.
Note 8. Goodwill and intangible assets, net
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Building Materials	Building Envelope	Total
Balance as of December 31, 2024	$4,891	$4,026	$8,917
Acquisitions(1)	13	5	18
Foreign currency translation adjustment	94	—	94
Balance as of June 30, 2025	$4,998	$4,031	$9,029
__________________
(1)Reflects goodwill from 2025 acquisitions and measurement period adjustments from prior year acquisitions. See Note 4 (Acquisitions) for additional information.
No goodwill impairment triggering events were identified during the six months ended June 30, 2025.
Intangible assets, net
Amortization of long-lived intangible assets was $35 million and $39 million for the three months ended
June 30, 2025 and 2024, respectively, and $69 million and $76 million for the six months ended June 30, 2025 and
2024, respectively, and is included within Cost of revenues and Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. The Company does not have any indefinite-lived intangible assets other than goodwill.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Additional financial information
Other current liabilities consisted of the following:

	As of	As of
(In millions)	June 30, 2025	December 31, 2024
Finance lease liabilities	$83	$65
Income tax payable	24	196
Employee-related liabilities other than pension	168	204
Short-term provisions	50	57
Contract liabilities	38	67
Asset retirement obligations	34	27
Pension liabilities	23	23
Accrued purchases of property, plant and equipment	65	72
Self-insurance reserves	27	27
Accrued interest	77	13
Other(1)	113	142
Total Other current liabilities	$702	$893
__________________
(1)Other current liabilities primarily consist of property taxes, sales taxes and accrued expenses.
Other noncurrent liabilities consisted of the following:

	As of	As of
(In millions)	June 30, 2025	December 31, 2024
Liabilities for unrecognized tax benefits	$166	$167
Finance lease liabilities	289	312
Asset retirement obligations	239	242
Pension liabilities	236	235
Contract liabilities	349	341
Environmental remediation liabilities	57	54
Self-insurance reserves	93	62
Other(1)	134	108
Total Other noncurrent liabilities	$1,563	$1,521
__________________
(1)Other noncurrent liabilities primarily consist of standard warranty reserves, employee-related liabilities other than pensions and end of lease costs.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 10. Debt
Long-term debt consisted of the following:

	Effective interest rate as of June 30,	Balance as of June 30,	Balance as of December 31,
(In millions)	2025	2025	2024
3.500% Unsecured Notes due 2026	3.59%	$326	$400
4.750% Unsecured Notes due 2046	5.02%	554	590
4.600% Unsecured Notes due 2027	4.65%	700	—
4.700% Unsecured Notes due 2028	4.76%	700	—
4.950% Unsecured Notes due 2030	5.01%	1,000	—
5.400% Unsecured Notes due 2035	5.47%	1,000	—
7.125% Unsecured Notes due 2036	7.25%	445	—
6.875% Unsecured Notes due 2039	6.99%	191	—
6.500% Unsecured Notes due 2043	6.61%	239	—
4.200% Unsecured Notes due 2033	4.24%	50	—
7.650% Private Placement due 2031	7.80%	50	—
Other		11	8
Total principal		5,266	998
Unamortized discounts, premiums and debt issuance costs		1	(13)
Total long-term debt		5,267	985
Less: current portion of long-term debt		(6)	(5)
Long-term debt		$5,261	$980
The Company’s long-term debt is not measured at fair value on the condensed consolidated balance sheets, and the fair value is provided for disclosure purposes only. The fair value of the Company’s long-term debt as of
June 30, 2025 was $5,332 million, which is comprised of the fair value of unsecured notes of $5,271 million and other long-term debt of $61 million. The fair value of the unsecured notes is based on listed market prices and was categorized as Level 1 in the fair value hierarchy. The fair value of the Company’s other long-term debt approximates carrying value. The fair value of the Company’s long-term debt was as follows:

(In millions)	As of June 30, 2025
Carrying amount	$5,261
Fair value	$5,332
The Company recognized interest expense related to third-party debt of $54 million and $10 million for the three months ended June 30, 2025 and 2024, respectively, and $65 million and $21 million for the six months ended
June 30, 2025 and 2024, respectively. Debt issuance costs amortized to Interest expense, net on the unaudited condensed consolidated statements of operations were immaterial for the three and six months ended June 30, 2025 and 2024. Third-party interest income was $15 million and $2 million for the three months ended June 30, 2025 and
2024, respectively, and $24 million and $10 million for the six months ended June 30, 2025 and 2024, respectively.
Refer to Note 18 (Related party) for interest income on amounts contributed to the cash pooling program prior to the
Spin-off.
Bond exchange
On May 19, 2025, Amrize Finance US LLC (“FinanceCo”), a wholly owned subsidiary of the Company, launched debt-for-debt exchange offers pursuant to which it offered to exchange, on a par-for-par basis, (i) 3.500%
guaranteed notes due 2026 issued by FinanceCo, with an aggregate outstanding principal amount of $400 million,
(ii) 4.750% guaranteed notes due 2046 issued by FinanceCo, with an aggregate outstanding principal amount of
$590 million, (iii) 7.125% notes due 2036 issued by a subsidiary of Parent, with an aggregate outstanding principal amount of $483 million, (iv) 4.200% notes due 2033 issued by a subsidiary of Parent, with an aggregate outstanding principal amount of $50 million, (v) 6.875% guaranteed notes due 2039 issued by a subsidiary of Parent, with an

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
aggregate outstanding principal amount of $250 million and (vi) 6.500% notes due 2043 issued by a subsidiary of
Parent, with an aggregate outstanding principal amount of $250 million (collectively, the “Original Exchange
Notes”) for new senior debt securities (the “New Exchange Notes”) of a corresponding series with the same interest rate, interest payment dates, maturity date and optional redemption features. The New Exchange Notes are guaranteed by the Company. The debt-for-debt exchange offers were completed on June 18, 2025 with holders of the subject debt securities tendering $880 million of Original Exchange Notes issued by FinanceCo and $925 million of Original Exchange Notes issued by a subsidiary of Parent, resulting in the issuance of $1,805 million of New
Exchange Notes. For accounting purposes, the debt-for-debt exchange offers were treated as debt modifications resulting in a portion of the unamortized debt discount and premiums of the Original Exchange Notes being attributed to the New Exchange Notes at Parent’s carryover basis on the settlement date of the exchange offers.
FinanceCo and the Company also assumed the rights and obligations (as the new issuer and guarantor, respectively) of $50 million of bonds due in 2031, originally issued by a subsidiary of Parent in a private placement transaction.
Senior unsecured notes
On April 7, 2025, FinanceCo completed a $3.4 billion bond offering pursuant to an indenture agreement in four tranches consisting of the following: $700 million 2-year senior notes priced at a fixed coupon of 4.600%
maturing in 2027, $700 million 3-year senior notes priced at a fixed coupon of 4.700% maturing in 2028, $1.0 billion 5-year senior notes priced at a fixed coupon of 4.950% maturing in 2030 and $1.0 billion 10-year senior notes priced at a fixed coupon of 5.400% maturing in 2035 (collectively, the “Notes”). The net proceeds to the
Company from the Notes offering was $3,381 million after deductions for fees of $6 million and discounts and related debt issuance costs of $13 million. The Notes were initially fully and unconditionally guaranteed on a senior unsecured basis by Parent until completion of the Spin-off. Following the completion of the transfer of shares of
Amrize North America Inc. (including all the shares of its direct and indirect subsidiaries and, thereby, the shares of
FinanceCo) by Parent to the Company on May 15, 2025, the Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Therefore, for a limited period, both the Company and Parent guaranteed the Notes before Parent’s guarantee was automatically terminated and released upon the completion of the Spin-off.
The Company used the proceeds from the offering of the Notes to repay certain related-party notes with Parent.
Unsecured notes
On September 22, 2016, FinanceCo issued unsecured notes in two series, each of which was guaranteed by
Parent prior to the Spin-off. The first series has a principal amount of $400 million with interest of 3.500% and a maturity date of September 22, 2026. The second series has a remaining principal amount of $590 million with interest of 4.750% and a maturity date of September 22, 2046. As described above, on June 18, 2025 holders of the notes subject to the debt-for-debt exchange tendered $880 million of unsecured notes.
Bank credit
On May 15, 2025, the Company established a commercial paper program for the issuance of short-term promissory notes with a maximum aggregate principal amount of $2.0 billion outstanding at any time (the
“Commercial Paper Program”). The Commercial Paper Program provides for private placements in the United
States under Section 4(a)(2) of the Securities Act. The short-term promissory notes issued under the Commercial
Paper Program will be unsecured notes ranking at least pari passu with all of our other senior unsecured indebtedness. These short-term promissory notes are anticipated to be offered at par less a discount representing an interest factor or, if interest bearing, at par. The Commercial Paper Program contains representations and warranties, covenants and events of default that are customary for this type of financing. On June 10, 2025, the Company began issuing short-term promissory notes under the Commercial Paper Program. As of June 30, 2025, the Company has
$930 million notes outstanding, with a weighted average interest rate of 4.710%, included within Short-term borrowings on the condensed consolidated balance sheets.
On March 24, 2025, the Company entered into a 5-year committed, senior unsecured revolving credit facility that may be used for general corporate purposes (the “Revolving Credit Facility”) with commitments of $2 billion. Interest is payable on the loans under the Revolving Credit Facility at a rate per annum equal to: (i) for

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
revolving loans in U.S. dollars, either (A) a base rate defined as a rate per annum equal to the greatest of (x) the prime rate then in effect, (y) the greater of the federal funds rate and the overnight bank funding rate then in effect, in each case, as determined by the Federal Reserve Bank, plus 0.500% per annum, and (z) term SOFR rate determined on the basis of a one-month interest period, plus 1.000% (the greatest of (x), (y) and (z), the “Base
Rate”) or (B) the forward-looking SOFR term rate published by CME Group Benchmark Administration Limited subject to a floor of zero (“Term SOFR”) and (ii) for revolving loans in Canadian dollars, the forward-looking
CORRA term rate published by Candeal Benchmark Administration Services Inc., TSX Inc. or a successor administrator, subject to a floor of zero, plus, in each case (i) or (ii), an applicable margin based on the Company’s credit rating. There were no outstanding balances as of June 30, 2025.
On March 24, 2025, the Company entered into a bridge credit agreement providing for a 364-day committed, senior unsecured bridge loan (the “Bridge Loan”) with commitments of $5.1 billion. On April 8, 2025, the Company provided notice of the Notes offering to the administrative agent of the Bridge Loan, thereby reducing commitments available under the Bridge Loan to $1.7 billion due to the fact that the Company received net cash proceeds of $3.4 billion from the Notes offering. The Bridge Loan commitments were terminated upon completion of the Spin-off as the Spin-off was consummated without a borrowing under the Bridge Loan facility.
The Company has $60 million available in short-term lines of credit expiring December 31, 2025, payable on demand. During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company drew down from these credit lines, all of which were repaid within one business day. There were no outstanding balances as of June 30, 2025 and December 31, 2024.
The Company has 40 million Canadian dollars available in short-term lines of credit, payable on demand.
There were no outstanding balances against these lines of credit as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, the Company had unutilized non-trade standby letters of credit of $138 million and $213 million, respectively.
The Company also had intercompany debt arrangements with Parent prior to the Spin-off. See Note 18
(Related party) for additional detail.
Note 11. Leases
The Company has significant operating and finance leases, including buildings and installations, land, machinery and equipment, furniture and fixtures, land fleet equipment, and rail fleet equipment located within the
United States and Canada.
Balance sheet information related to leases was as follows:

	As of	As of
(In millions)	June 30, 2025	December 31, 2024
Operating lease right-of-use assets, net	$597	$547
Finance lease right-of-use assets, net	322	312
Total lease assets, net	$919	$859
Current portion of operating lease liabilities	$149	$149
Current portion of finance lease liabilities	83	65
Noncurrent portion of operating lease liabilities	454	386
Noncurrent portion of finance lease liabilities	289	312
Total lease liabilities	$975	$912
Finance lease right-of-use assets, net are included as a component of Property, plant and equipment, net on the condensed consolidated balance sheets. The current portion of finance lease liabilities are included within Other current liabilities, and the noncurrent portion of finance lease liabilities are included within Other noncurrent liabilities on the condensed consolidated balance sheets.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the components of lease expense recorded in the unaudited condensed consolidated statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2025	2024	2025	2024
Operating lease expense	$45	$39	$86	$77
Finance lease expense
Amortization of leased assets	23	21	48	40
Interest on lease liabilities	5	4	9	7
Short term lease cost	15	19	27	30
Variable lease cost	—	1	1	2
Total lease expense	$88	$84	$171	$156
Note 12. Asset retirement obligations
Asset retirement obligation costs related to accretion of the Company’s liabilities and depreciation of the related assets were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2025	2024	2025	2024
Accretion	$4	$3	$7	$7
Depreciation	6	5	11	9
Total costs	$10	$8	$18	$16
As of June 30, 2025 and December 31, 2024, the current portion of the Company’s liability for asset retirement obligations, which is included within Other current liabilities on the condensed consolidated balance sheets, was $34 million and $27 million, respectively, and the noncurrent portion of the Company’s liability for asset retirement obligations, which is included in Other noncurrent liabilities on the condensed consolidated balance sheets, was $239 million and $242 million, respectively. The following is a reconciliation of asset retirement obligations:

(In millions)	2025
Balance as of January 1	$269
Accretion expense	7
Liabilities incurred and acquired	2
Liabilities settled	(7)
Foreign currency translation adjustment	2
Balance as of June 30	$273

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13. Income taxes
Income tax provision
Prior to the Spin-off, income tax expense and income tax balances were calculated using the separate tax return method. The separate tax return method applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company were a separate taxpayer and a stand-alone enterprise. U.S. and Canadian operations, which represent the majority of the Company’s operations, were not included in Parent’s tax filings prior to the Spin-off, and there has been no substantive change in the tax filing profile for those jurisdictions. The
Company’s Swiss operations were included in Parent’s Swiss legal structure and tax filings prior to the Spin-off.
Post Spin-off, the income tax provisions are calculated based on the Company’s operating footprint, as well as tax return elections and assertions. Given that prior to the Spin-off the Company’s U.S. and Canadian operations were not included in Parent’s tax filings, U.S. and Canadian tax returns will be filed on a full-year basis in 2025.
Swiss operations, which were included in Parent’s tax filings prior to the Spin-off, will be reflected in separate Swiss tax returns filed by the Company beginning on the date of the Spin-off. Tax liabilities as of June 30, 2025 are reported within the condensed consolidated balance sheet based upon estimated amounts due to tax authorities for which the Company is the primary obligor.
The Company’s tax provision for the interim period is calculated using an estimated annual effective tax rate based on the expected full-year results which is applied to ordinary year-to-date income. The tax provision is adjusted for discrete items that occur in the period to arrive at the total tax expense.
The calculation of the Company’s income tax expense is set forth below:

	For the three months ended June 30,		For the six months ended June 30,
(In millions, except for percentage data)	2025	2024	2025	2024
Total tax expense	$122	$149	$76	$138
Effective income tax rate	22.2%	24.0%	18.3%	24.5%
The Company’s estimated annual effective tax rate is based on full-year expectations of pretax earnings, statutory tax rates and permanent differences between book and tax accounting.
Effective January 1, 2024, the Company is subject to the 15% minimum tax rate provisions of the
Organization for Economic Co-operation and Development Pillar Two (‘‘OECD Pillar Two’’) framework enacted into law in both Switzerland and Canada, jurisdictions in which the Company operates. Estimated Pillar Two taxes of $3 million have been included in the calculation of the Company’s effective tax rate for each of the three months ended June 30, 2025 and 2024, and $6 million have been included in the calculation of the Company’s effective tax rate for each of the six months ended June 30, 2025 and 2024, respectively.
The change in the effective tax rate compared to the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2025 and 2024 was primarily attributable to the jurisdictional mix of pre-tax income, changes in uncertain tax positions, Pillar Two tax and prior year accrual adjustments.
Note 14. Segment information
The Company is organized into two reportable segments — Building Materials and Building Envelope —
that are aligned with the products and services it provides and based upon the information used by the CODM in evaluating the performance of the business and allocating resources and capital. The Building Materials segment offers a range of branded solutions delivering high-quality products for a wide range of applications. These include cement and aggregates, as well as a variety of downstream products and solutions such as ready-mix concrete, asphalt and other construction materials. The Building Envelope segment offers advanced roofing and wall systems,

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
including single-ply membranes, insulation, shingles, sheathing, waterproofing and protective coatings, along with adhesives, tapes and sealants that are critical to the application of roofing and wall systems.
The Company determines its operating segments based on the discrete financial information that is regularly evaluated by its CODM in deciding how to allocate resources and in assessing performance. In connection with the Spin-off, the CODM was determined to be the Company’s CEO as he is responsible for allocating resources and assessing performance. The discrete financial information regularly evaluated by the CODM and operating segment conclusions are consistent prior to and following the completion of the Spin-off. For both segments, the
CODM uses Segment Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in the
financial planning and resource allocation process. The CODM considers Segment Adjusted EBITDA on a monthly basis to evaluate the performance of each segment and make decisions about allocating resources to each segment.
Segment Adjusted EBITDA excludes the impact of unallocated corporate costs, Depreciation, depletion, accretion and amortization, Loss on impairments, Interest expense, net, Other non-operating income, net and certain other items, such as costs related to acquisitions, certain litigation costs, restructuring costs, charges associated with non-
core sites, certain warranty charges related to a pre-acquisition manufacturing issue and transaction costs related to the Spin-off. The accounting policies applicable to each segment are consistent with those used on these unaudited condensed consolidated financial statements.
The key performance indicators for the Company’s reportable segments are presented in the following table. Certain totals presented below may not agree with the line items on the unaudited condensed consolidated statements of operations primarily due to (a) depreciation, depletion, accretion and amortization and (b) unallocated corporate costs.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2025	2024	2025	2024
Revenues:
Building Materials	$2,250	$2,274	$3,579	$3,698
Building Envelope	970	969	1,722	1,711
Total Revenues	$3,220	$3,243	$5,301	$5,409

Cost of revenues:
Building Materials	$1,425	$1,428	$2,543	$2,591
Building Envelope	619	615	1,146	1,138
Total cost of revenues	$2,044	$2,043	$3,689	$3,729

Other segment expenses(1):
Building Materials	$67	$76	$158	$163
Building Envelope	90	91	191	172
Total other segment expenses	$157	$167	$349	$335

Segment Adjusted EBITDA:
Building Materials	$758	$770	$878	$944
Building Envelope	261	263	385	401
Total Segment Adjusted EBITDA	$1,019	$1,033	$1,263	$1,345
Reconciling items:
Corporate / eliminations:
Unallocated corporate costs	$(72)	$(30)	$(102)	$(58)
Depreciation, depletion, accretion and amortization	(221)	(224)	(439)	(436)
Loss on impairments	(2)	(2)	(2)	(2)
Other(2)	(55)	(23)	(67)	(35)
Interest income	22	4	36	15
Interest expense	(143)	(138)	(275)	(269)
Other non-operating income, net	1	—	2	4
Total reconciling items	$(470)	$(413)	$(847)	$(781)
Income before income tax expense and income from equity method investments:	$549	$620	$416	$564
__________________
(1)Other segment expenses consist of selling, general and administrative expenses and gains on disposals of long-lived assets.
(2)Other primarily consists of costs related to acquisitions, certain litigation costs, restructuring costs, charges associated with non-core sites, certain warranty charges related to a pre-acquisition manufacturing issue and transaction costs related to the Spin-off.
The Company’s capital expenditures by segment were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2025	2024	2025	2024
Capital expenditures(1):
Building Materials	$202	$143	$386	$304
Building Envelope	33	12	60	33
Total capital expenditures	$235	$155	$446	$337
__________________
(1)Capital expenditures for the three and six months ended June 30, 2025 and 2024 exclude noncash transactions for capital expenditure-
related accounts payable.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s assets by segment were as follows:

	As of	As of
(In millions)	June 30, 2025	December 31, 2024
Segment assets(1):
Building Materials	$15,392	$14,306
Building Envelope	7,355	6,987
Total segment assets	22,747	21,293
Other assets	1,035	2,512
Total assets as reported in the condensed consolidated Balance Sheets	$23,782	$23,805
__________________
(1)Segment assets are comprised of Accounts receivable, net, Inventories, Property, plant and equipment, net, Goodwill, Intangible assets, net and Operating lease right-of-use assets, net.
Note 15. Pension and other postretirement benefits
The Company sponsors defined benefit pension plans, other postretirement benefit plans and defined contribution plans in which only employees, retirees and former employees of the Company participate. The
Company’s employees also participate in certain union-sponsored multiemployer pension plans to which the
Company contributes along with other employers. The majority of the defined benefit pension plans are closed to new entrants and frozen to future accruals. The Company presents the service cost component of Net periodic pension benefit cost within Cost of revenues and Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. The other components of Net periodic pension benefit cost are reported within Other non-operating income, net on the unaudited condensed consolidated statements of operations.
In connection with the completion of the Spin-off, effective June 1, 2025 and June 20, 2025, Parent transferred to the Company certain Swiss employees who historically operated within specific corporate functions of
Parent. These employees were covered under the Holcim Pension Fund (“HPF”) and Holcim Supplementary
Pension Fund (“HSPF”), which are pension plans sponsored by Parent. The funded status associated with these employees under the HPF and HSPF was not reflected on the combined balance sheet as of December 31, 2024.
Following the completion of the Spin-off, the accumulated asset balances associated with these employees will remain in the HPF and HSPF under an affiliation agreement. However, under Swiss law, any employees transferred must transfer their accumulated asset balances to their new employer, and the new employer becomes responsible for the pension obligations associated with the accumulated asset balances. As such, during the three months ended
June 30, 2025, Parent transferred to the Company total pension plan assets of $55 million and total pension plan obligations of $53 million associated with these Swiss employees. The incremental net pension plan assets are reported within Other noncurrent assets on the condensed consolidated balance sheet as of June 30, 2025. The incremental costs related to the pension plan transfer were immaterial to these unaudited condensed consolidated financial statements.
Defined benefit pension plans
The following table summarizes, with respect to defined benefit pension plans, the components of Net periodic pension benefit cost:

	For the three months ended June 30,
	Defined Benefit Pension Plans
	U.S.		Non-U.S.
(In millions)	2025	2024	2025	2024
Components of Net periodic pension benefit
Service cost	$—	$—	$—	$1
Interest cost	1	1	3	8
Expected return on assets	—	—	(3)	(8)
Net periodic pension benefit cost	$1	$1	$—	$1

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the six months ended June 30,
	Defined Benefit Pension Plans
	U.S.		Non-U.S.
(In millions)	2025	2024	2025	2024
Components of Net periodic pension benefit
Service cost	$—	$—	$1	$2
Interest cost	2	2	5	16
Expected return on assets	—	—	(5)	(16)
Net periodic pension benefit cost	$2	$2	$1	$2
Other postretirement benefit plans
The following table summarizes, with respect to other postretirement benefit plans, the components of Net periodic pension benefit cost:

	For the three months ended June 30,
	Other Postretirement Benefit Plans
	U.S.		Non-U.S.
(In millions)	2025	2024	2025	2024
Components of Net periodic pension benefit
Service cost	$—	$—	$—	$—
Interest cost	1	—	1	1
Amortization of actuarial gain	(1)	—	—	—
Net periodic pension benefit cost	$—	$—	$1	$1

	For the six months ended June 30,
	Other Postretirement Benefit Plans
	U.S.		Non-U.S.
(In millions)	2025	2024	2025	2024
Components of Net periodic pension benefit
Service cost	$—	$—	$—	$—
Interest cost	2	1	2	2
Amortization of actuarial gain	(2)	(1)	—	—
Net periodic pension benefit cost	$—	$—	$2	$2
Defined contribution plans
In addition to the defined benefit pension plans and other postretirement benefit plans, the Company sponsors various defined contribution plans for U.S. and Canadian employees. Expense recognized with the defined contribution plans totaled $21 million and $18 million for the three months ended June 30, 2025 and 2024, respectively, and $48 million and $43 million for the six months ended June 30, 2025 and 2024, respectively, and is included within Cost of revenues and Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.
Union-sponsored multiemployer pension plans
The Company participates in and contributes to various union-sponsored multiemployer pension plans for
U.S. and Canadian employees. The risks of participating in multiemployer pension plans differ from single employer plans as follows:
●Assets contributed to a multiemployer pension plan by one employer may be used to provide benefits to employees of other participating employers;

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
●If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
●If the Company chooses to stop participating in one or more of the multiemployer pension plans to which it contributes, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
None of the union-sponsored multiemployer pension plans in which the Company participates are individually significant. Total contributions to union-sponsored multiemployer pension plans were $11 million for each of the three months ended June 30, 2025 and 2024, and $17 million for each of the six months ended June 30,
2025 and 2024.
Note 16. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustment	Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance as of March 31, 2025	$(618)	$(5)	$34	$(589)
Other comprehensive income (loss) before reclassifications	222	7	—	229
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	(2)	(1)	(3)
Net current-period Other comprehensive income (loss)	222	5	(1)	226
Unrecognized gain transferred from Parent pension	—	—	2	2
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—
Balance as of June 30, 2025	$(396)	$—	$35	$(361)

Balance as of March 31, 2024	$(414)	$(13)	$(11)	$(438)
Other comprehensive income (loss) before reclassifications	(29)	12	—	(17)
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	(8)	—	(8)
Net current-period Other comprehensive income (loss)	(29)	4	—	(25)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—
Balance as of June 30, 2024	$(443)	$(9)	$(11)	$(463)

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions)	Foreign Currency Translation Adjustment	Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2024	$(634)	$(7)	$35	$(606)
Other comprehensive income (loss) before reclassifications	238	10	—	248
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	(3)	(2)	(5)
Net current-period Other comprehensive income (loss)	238	7	(2)	243
Unrecognized gain transferred from Parent pension	—	—	2	2
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—
Balance as of June 30, 2025	$(396)	$—	$35	$(361)

Balance as of December 31, 2023	$(290)	$(16)	$(11)	$(317)
Other comprehensive income (loss) before reclassifications	(153)	1	1	(151)
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	6	(1)	5
Net current-period Other comprehensive income (loss)	(153)	7	—	(146)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—
Balance as of June 30, 2024	$(443)	$(9)	$(11)	$(463)
The following amounts were reclassified from Accumulated other comprehensive loss to Net income:

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2025	2024	2025	2024
Net change in fair value of effective portion of cash flow hedges
Cost of revenues	$(3)	$(13)	$(4)	$6
Income tax (benefit) expense	1	5	1	—
Total	$(2)	$(8)	$(3)	$6
Actuarial losses and prior service costs for defined benefit pension plans and other postretirement benefit plans
Other non-operating income, net	$(1)	$—	$(2)	$(1)
Income tax (benefit) expense	—	—	—	—
Total	$(1)	$—	$(2)	$(1)
Total amounts reclassified from Accumulated other comprehensive income (loss) to Net income	$(3)	$(8)	$(5)	$5
The Company releases tax effects from Accumulated other comprehensive loss when the underlying items affect earnings.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 17. Commitments and contingencies
Commitments
In the ordinary course of business, the Company enters into purchase commitments for goods and services including various products and capital expenditures for property, plant and equipment. The Company had purchase commitments for capital expenditures of $263 million and other contractual commitments for products and intangibles of $711 million as of June 30, 2025.
Contingencies
In the ordinary course of conducting its business activities, the Company is involved in judicial, administrative and regulatory investigations and proceedings, as well as lawsuits and claims of various natures, involving both private parties and governmental authorities, relating to product liability, general and commercial liability, competition, environmental, employment, health and safety and other matters. These claims and proceedings include insured, self-insured, and uninsured matters that are brought on an individual, collective, representative and class-action basis.
The Company records a liability for contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated, and records legal fees as incurred. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, where an estimate can reasonably be made, an estimate of the possible loss. Accruals are based on the best information available, but in certain situations, management is unable to estimate an amount or range of a reasonably possible loss, including, but not limited to, when: (1) the damages are indeterminate, (2) the proceedings are in the early stages, (3) numerous parties are involved, or (4) the matter involves novel or unsettled legal theories.
The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter. Although it is not possible to predict with certainty the outcome of these unresolved legal actions, the Company believes that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.
The Company provides standard warranties on many of its products within the Building Envelope segment.
The liability for standard warranty programs is included in Other current liabilities and Other noncurrent liabilities.
The change in the standard warranty liability for the six months ended June 30, 2025 and 2024 is as follows:

(In millions)	2025	2024
Balance as of January 1	$60	$18
Increase for warranties issued	8	7
Increase for pre-existing warranties	19	12
Decrease for payments	(16)	(12)
Balance as of June 30	$71	$25

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company increased the standard pre-existing warranty accrual for the Building Envelope segment by
$15 million and $6 million for the three months ended June 30, 2025 and 2024, respectively, and $19 million and
$12 million for the six months ended June 30, 2025 and 2024, respectively, which was recorded in Cost of revenues on the unaudited condensed consolidated statements of operations, notably attributed to a pre-acquisition manufacturing issue. The increase in the pre-existing accrual associated with the Company’s standard warranty program was influenced by important factors such as the long-tail line of coverage, persistent claims experience, and relatively immature claims history.
Environmental matters
The Company’s operations are subject to and affected by federal, state, provincial and local laws and regulations relating to, among other things, environmental matters (including climate change and greenhouse gas emissions), health and safety matters (including related to the use of hazardous materials) and other regulatory matters. Environmental operating permits, which are subject to modification, renewal and revocation, may be required for the Company’s operations. The Company monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s business, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities or noncompliance will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites and lawsuits, such amounts are not reasonably estimable. The Company accrued environmental remediation obligations of $66 million and $64 million for cleanup, restoration and ongoing maintenance and monitoring requirements as of June 30, 2025 and December 31, 2024, respectively, which are included in Other current liabilities and Other noncurrent liabilities on the condensed consolidated balance sheets.
Off balance sheet arrangements
Periodically, the Company enters into off balance sheet commitments, including surety bonds and letters of credit, to fulfill certain obligations related to specific projects, insurance and site restoration. As of June 30, 2025 and December 31, 2024, the Company had outstanding commitments amounting to $822 million and $809 million, respectively. Historically, no material claims have been made against these financial instruments. The Company did not have any other off balance sheet arrangements as of June 30, 2025 and December 31, 2024.
Self-insurance reserves
The Company’s wholly-owned captive insurance company, Mountain Prairie Insurance Company
(“MPIC”), which is subject to applicable insurance rules and regulations, insures the Company’s exposure related to workers’ compensation, general liability, product liability and automobile liability on a primary basis. Additionally, the Company maintains a self-insurance reserve for health insurance programs offered to eligible employees. The
Company purchases excess coverage from unrelated insurance carriers and obtains third-party coverage for other forms of insurance.
MPIC establishes a reserve for estimated losses on reported claims and those incurred but not yet reported utilizing actuarial projections and historical trends. The reserves are classified within Other current liabilities or
Other noncurrent liabilities on the condensed consolidated balance sheets based on projections of when the estimated loss will be paid. The estimates that are utilized to record potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in an increase or decrease of expense in future periods.
Self-insurance reserves, excluding certain amounts recorded in Accounts payable, were $120 million and
$89 million as of June 30, 2025 and December 31, 2024, respectively.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 18. Related party
Pursuant to the Spin-off, Parent ceased to be a related party to the Company and accordingly, no related party transactions or balances have been reported subsequent to the Separation and Distribution Date. In connection with the Spin-off, the Company entered into a number of agreements with Parent to govern the Spin-off and provide a framework for the relationship between the parties going forward, including, but not limited to the following:
•Separation and Distribution Agreement - sets forth the principal actions to be taken in connection with the
Spin-off, including the transfer of assets and assumption of liabilities, and establishes certain rights and obligations between the Company and Parent following the Spin-off, including procedures with respect to claims subject to indemnification and related matters.
•Transition Services Agreement - governs all matters relating to the provision of services between the
Company and Parent on a transitional basis. The services the Company receives primarily include support for information technology-related functions. The transition services generally commenced on the date of
Spin-off and are expected to be completed over a period of one year, but no longer than two years after the
Spin-off.
•Tax Matters Agreement - governs the respective rights, responsibilities, and obligations between the
Company and Parent with respect to all tax matters, in addition to certain restrictions which generally prohibit the Company from taking or failing to take any action for periods of varying length, from two years to as long as five years, following the Spin-off that would prevent the Spin-off from qualifying as tax-
free for U.S. federal income tax purposes, including limitations on the Company’s ability to pursue certain strategic transactions. The allocation of liabilities for payroll taxes and reporting and other employee tax matters is covered by the Employee Matters Agreement and the allocation of liabilities for all other taxes is covered by the Tax Matters Agreement.
The financial statement impact of these agreements was immaterial as of June 30, 2025 and for the three and six months ended June 30, 2025.
The following discussion summarizes activity between the Company and Parent that occurred prior to the completion of the Spin-off.
Related-party transactions
The Company and Parent have historically had intercompany activity, resulting in revenues and expenses for both parties prior to the Spin-off. Transactions between the Company and other businesses of Parent were considered related-party transactions. Revenues for products and services provided to Parent by the Company were
$8 million and $24 million for the three months ended June 30, 2025 and 2024, respectively, and $33 million and
$46 million for the six months ended June 30, 2025 and 2024, respectively. The costs incurred by the Company related to products and services purchased from Parent were $38 million and $68 million for the three months ended
June 30, 2025 and 2024, respectively, and $69 million and $113 million for the six months ended June 30, 2025 and
2024, respectively, and are contained within Cost of revenues on the unaudited condensed consolidated statements of operations. The Company also generated revenues from its equity method investees of $4 million for each of the three months ended June 30, 2025 and 2024, and $6 million for each of the six months ended June 30, 2025 and
2024.
Certain related-party transactions between the Company and Parent have been included in these unaudited condensed consolidated financial statements prior to the Spin-off. Trade receivables and payables, as well as non-
trade receivables and payables, between the Company and Parent are cash settled and are presented within Accounts receivable and Accounts payable on the condensed consolidated balance sheets. These amounts were previously presented as Due from related-party and Due to related-party, respectively. The net effect of the settlement of these intercompany transactions is reflected within Cash flows from operating activities on the unaudited condensed consolidated statements of cash flows. As of December 31, 2024, trade receivables from Parent were $21 million,

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
non-trade receivables from Parent were $37 million, trade payables due to Parent were $8 million and non-trade payables due to Parent were $3 million.
Allocation of corporate expenses
The unaudited condensed consolidated statements of operations include expense allocations for certain corporate, infrastructure and other shared services that were provided by Parent on a centralized basis, including but not limited to accounting and financial reporting, treasury, tax, legal, human resources, information technology, insurance, employee benefits and other shared services that are either specifically identifiable or directly attributable to the Company, prior to the Spin-off. These expenses had been allocated to the Company on the basis of direct usage when specifically identifiable, with the remainder predominantly allocated on a pro rata basis using revenues.
The Company’s management considers this allocation to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented prior to the Spin-off. However, these expense allocations may not be indicative of the actual expenses that would have been incurred had the Company been a standalone company during the periods presented, and they may not reflect what the Company’s results of operations may be in the future.
All such amounts have been deemed to have been incurred and settled by the Company in the period in which the costs were recorded and are included within Net parent investment on the condensed consolidated balance sheet prior to the Spin-off.
Allocations for management costs and corporate support services provided to the Company prior to the
Spin-off were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2025	2024	2025	2024
Cost of revenues	$8	$5	$16	$15
Selling, general and administrative expenses	25	26	44	44
Total	$33	$31	$60	$59
Cash management and financing
Prior to the Spin-off, a majority of the Company’s subsidiaries participated in Parent’s centralized cash management and financing function. While the Company maintained bank accounts in the name of its respective legal entities in order to conduct day-to-day business, cash was managed centrally as part of the overall treasury function and Parent oversaw a cash pooling program whereby cash was swept from any subsidiary accounts, including the Company’s accounts, on a daily basis. This mechanism optimized cash management and was used to ensure all of Parent’s businesses had the working capital needed to run their day-to-day activities.
Depending on the Company’s contributions and withdrawals to and from the cash pool, it was either in a net lending or borrowing position. No maturity dates nor payment schedules were outlined in the agreements governing the cash pooling program and there was no periodic cash settlement as part of the cash pooling program.
As of December 31, 2024, the Company had outstanding receivables related to amounts provided to Parent’s centralized cash management and financing function of $532 million, which is included in Related-party notes receivable on the condensed consolidated balance sheet. The balance was settled prior to the Spin-off. The Company paid interest expense of less than $1 million for the three and six months ended June 30, 2025, and $1 million for the three and six months ended June 30, 2024, on borrowings from Parent’s centralized cash management and financing function. The Company received interest income of $7 million and $2 million for the three months ended June 30,
2025 and 2024, respectively, and $12 million and $5 million for the six months ended June 30, 2025 and 2024, respectively, on amounts contributed to the cash pooling program.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Related-party notes payable
The Company had short-term and long-term borrowing arrangements with Parent prior to the Spin-off.
These borrowings have been included in both current and noncurrent liabilities within Related-party notes payable on the condensed consolidated balance sheet.
The borrowing arrangements with Parent were primarily for working capital needs and for financing certain acquisitions and had an aggregate principal balance of $7,645 million and $7,647 million as of June 22, 2025 and
December 31, 2024, respectively. Prior to the Spin-off, the Company settled $5,646 million of related-party notes payable, with the remaining $1,999 million contributed by Parent to the Company as equity. The Company recognized interest expense from related-party notes payable of $75 million and $113 million for the three months ended June 30, 2025 and 2024, and $183 million and $227 million for the six months ended June 30, 2025 and 2024, respectively. As of December 31, 2024, interest payable to Parent was $78 million related to related-party notes payable.
Net parent investment
As a result of the Spin-off, Net parent investment in the condensed consolidated balance sheets was fully settled on the Separation and Distribution Date. As such, there was no balance in Net parent investment at June 30,
2025.
Prior to the Spin-off, Net parent investment in the condensed consolidated balance sheets and unaudited condensed consolidated statements of equity represented Parent’s historical investment in the Company, the net effect of transactions with Parent and allocations from Parent, and the Company’s accumulated earnings. Net transfers to Parent are included within Net parent investment. During the three months ended June 30, 2025, certain
Spin-off-related adjustments were recorded to reflect transfers from Parent and settlement of Spin-off transactions with Parent, which resulted in a net increase to total equity of $2,027 million. These items substantially consisted of the completion of the bond exchange as described in Note 10 (Debt) and the settlement of intercompany debt as described above. The components of Net transfers to Parent on the unaudited condensed consolidated statements of cash flows and the reconciliation to the corresponding amounts presented within the unaudited condensed consolidated statements of equity, which includes certain non-cash elements, were as follows:

	For the six months ended June 30,
(In millions)	2025	2024
Net transfers to Parent as reflected on the unaudited condensed consolidated statements of cash flows (1)	$(91)	$(204)
Equity contribution from Parent related to the settlement of Related-party notes payable	1,999	—
Other non-cash activities with Parent, net(2)	25	26
Net transfers (to) from Parent as reflected on the unaudited condensed consolidated statements of equity	$1,933	$(178)
__________________
(1)Net transfers to Parent as reflected on the unaudited condensed consolidated statements of cash flows includes general financing activities and allocation of Parent’s corporate expenses.
(2)Other non-cash activities with Parent, net primarily consist of the net contribution from Parent from the completion of the bond exchange as described in Note 10 (Debt) for the six months ended June 30, 2025 and income taxes paid by Parent for the six months ended June 30,
2024.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 19. Supplemental cash flow information
Cash expenditures were as follows:

	For the six months ended June 30,
(In millions)	2025	2024
Interest paid	$245	$248
Income taxes paid	269	182
Operating cash flows used for operating leases	(82)	(77)
Operating cash flows used for finance leases	(9)	(7)
Financing cash flows used for finance leases	(48)	(38)
Non-cash investing and financing transactions were as follows:

	For the six months ended June 30,
(In millions)	2025	2024
Accrued purchases of property, plant and equipment	$65	$68
Right-of-use assets obtained in exchange for new operating lease liabilities	98	160
Right-of-use assets obtained in exchange for new finance lease liabilities	68	72
Equity contribution from Parent related to the settlement of Related-party notes payable	1,999	—
Debt assumed in connection with a business combination	2	—
Note 20. Earnings per share and shareholders’ equity
Basic earnings per share is computed by dividing net income attributable to the Company by the weighted-
average number of shares outstanding during the applicable period. Diluted earnings per share is computed by dividing net income attributable to the Company by the total of the weighted-average number of shares outstanding during the applicable period, plus the effect of dilutive securities. The computation of diluted earnings per share excludes the effect of the potential exercise of share-based awards, when the effect of the potential exercise would be antidilutive.
On the Separation and Distribution Date, the Company distributed 553,082,069 shares to Parent shareholders in connection with the Spin-off. This amount is based on 566,875,513 Parent shares outstanding at the
Separation and Distribution Date. The 13,793,444 shares not distributed to Parent shareholders are held by the
Company as treasury stock. The treasury stock was contributed for no consideration and is recorded on the balance sheet with no cost basis. The calculation for basic and diluted earnings per share for any period presented prior to the
Spin-off were based on the number of shares outstanding on the Separation and Distribution Date and have been retrospectively presented. For periods prior to the Spin-off, it is assumed that there are no dilutive equity instruments as there were no Company share-based awards outstanding at the time.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$428	$473	$341	$429
Net loss attributable to noncontrolling interest	1	1	1	1
Net income attributable to the Company	$429	$474	$342	$430
Denominator:
Basic weighted-average number of shares outstanding	553.1	553.1	553.1	553.1
Dilutive effect of share-based awards	—	—	—	—
Diluted weighted-average number of shares outstanding	553.1	553.1	553.1	553.1

Earnings per share
Basic	$0.78	$0.86	$0.62	$0.78
Diluted	$0.78	$0.86	$0.62	$0.78
Note 21. Share-based compensation
Prior to the Spin-off, key employees of the Company participated in Parent’s share-based compensation plans. All awards granted under these plans were based on Parent’s ordinary shares. Prior to the Spin-off, share-
based compensation expense was allocated to the Company based upon the portion of the Parent’s share-based compensation plans in which the Company employees participated.
At the time of the Spin-off, each outstanding Parent performance stock option, performance share unit, and restricted share unit held by a Company employee were converted into Company awards using a formula designed to preserve the intrinsic value of the awards immediately prior to and subsequent to the Spin-off. The converted awards will continue to vest over the original vesting period, which is generally three years from the grant date for performance share units and restricted share units, and five years from the grant date for performance stock options.
The incremental compensation expense related to the conversion of the share-based awards was immaterial to the financial statements.
Effective June 23, 2025, the Company established the Amrize Ltd 2025 Omnibus Incentive Plan (the “2025
Plan”). A total of 25,500,000 shares are authorized for issuance under the 2025 Plan. The 2025 Plan provides for the grant of share options (including incentive stock options (“ISOs”) and nonqualified stock options), share appreciation rights (“SARs”), restricted shares, restricted share units (“RSUs”), performance share units (“PSUs”), other share-based awards, share bonuses, cash awards and substitute awards.
Also, in connection with the Spin-off, the Company established the Amrize Ltd Employee Stock Purchase
Plan (“the ESPP”). The initial maximum number of shares which will be authorized for sale under the ESPP is equal to 11,300,000 shares. The ESPP is designed to allow eligible employees of the Company to purchase shares with their accumulated payroll deductions. The purpose of the ESPP is to assist eligible employees in acquiring an ownership interest in the Company, to align such employees’ interests with those of the Company’s shareholders and to encourage such employees to remain in the employment of the Company.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Share-based compensation expense
The Company recognizes an expense for share-based compensation plans based on the estimated fair value of the related awards. The Company measures share-based compensation awards using fair value-based measurement methods determined at the grant date. The compensation expense is recognized using the straight-line method over the requisite service period for time-based awards. For awards vesting based on market conditions, compensation expense is recognized whether or not the market condition is met, as long as the service condition is met. For awards vesting based on performance conditions, compensation expense is recognized over the requisite service period only if it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each reporting period and adjusts the compensation expense based on its probability assessment.
Total share-based compensation expense for the three and six months ended June 30, 2025 and 2024 and the respective income tax benefit recognized was immaterial to these unaudited condensed consolidated financial statements.
Note 22. Subsequent events
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, which reinstates several favorable business provisions effective in 2025, including 100% bonus depreciation for certain qualified property, immediate expensing of domestic research and experimental (R&E) costs, and a business interest expense limitation based on EBITDA. Beginning in 2026, the OBBBA introduces modifications to the international tax framework.
ASC 740, Income Taxes, requires the effects of changes in tax laws to be accounted for during the period of enactment. The Company is still evaluating the impacts of the OBBBA on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. Some of the information contained in the following discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the sections entitled
“Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-
looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are the largest building solutions company focused exclusively on the North American market, offering customers a broad range of advanced building solutions from foundation to rooftop. We serve customers across the infrastructure, commercial, and residential construction markets, from new builds to repair and refurbishment
(“R&R”). Our more than 19,000 employees operate across more than 1,000 sites and facilities in the United States and Canada, providing customers with trusted brands and advanced building solutions for the full building lifecycle.
Our trusted brands and advanced solutions, combined with our operational expertise, make us a trusted partner for customers, building owners, architects, engineers, public authorities and cities across the United States and Canada.
We earn revenue from the sale of cement, aggregates, ready-mix concrete, asphalt, roofing systems and other building solutions. We operate in two reportable segments, offering a complete range of advanced solutions to support large-scale and complex construction projects from bridges to data centers in the areas of residential, commercial and infrastructure construction. Our services span new construction as well as R&R, with R&R accounting for 44% of overall revenues in 2024.
•Our Building Materials segment offers a range of branded solutions delivering high-quality products for a wide range of applications across North America. Key product offerings of this segment include cement and aggregates, as well as a variety of downstream products and solutions such as ready-mix concrete, asphalt and other construction materials.
•Our Building Envelope segment offers advanced roofing and wall systems, including single-ply membranes, insulation, shingles, sheathing, waterproofing and protective coatings, along with adhesives, tapes and sealants that are critical to the application of roofing and wall systems. Our Building Envelope products are sold individually or in warranted systems for new construction or R&R in commercial and residential projects. These products are sold either directly to contractors or through authorized distributors or a network of sales representatives in North America.
We are the largest provider of cement in the United States and Canada as measured by sales and production volume, the second largest commercial roofing company in North America as measured by sales, and a leader in advanced wall systems. We are also among the two largest aggregates companies in 85% of the markets in which we operate, and are strongly positioned in ready-mix concrete. Building on our large operating footprint, we believe we are well positioned to capitalize on expected strong commercial and residential construction spend and infrastructure investments across North America. State-of-the-art facilities across a large distribution network help us minimize our distribution costs and provide exceptional customer service.
Seasonality
Activity in the construction industry is dependent to a considerable extent on the seasonal impact of weather in our operating locations. We typically experience higher activity during spring, summer and fall and significantly lower activity in winter due to inclement weather. In addition to impacting demand for our products and services, adverse weather can negatively impact the production processes for a variety of reasons. For example, workers may not be able to work outdoors in sustained high temperatures, heavy rainfall and/or other unfavorable weather conditions. Therefore, financial results for any interim period do not necessarily indicate the results expected for the full year.

Financial Summary
A summary of our performance highlights for the three months ended June 30, 2025 is as follows:
•Total revenues of $3,220 million, compared with $3,243 million in the three months ended June 30, 2024;
•Net income of $428 million, compared with $473 million in the three months ended June 30, 2024;
•Net income margin of 13.3%, compared with 14.6% in the three months ended June 30, 2024;
•Adjusted EBITDA of $947 million, compared with $1,003 million in the three months ended June 30,
2024; and
•Adjusted EBITDA Margin of 29.4%, compared with 30.9% in the three months ended June 30, 2024.
A summary of our performance highlights for the six months ended June 30, 2025 is as follows:
•Total revenues of $5,301 million, compared with $5,409 million in the six months ended June 30, 2024;
•Net income of $341 million, compared with $429 million in the six months ended June 30, 2024;
•Net income margin of 6.4%, compared with 7.9% in the six months ended June 30, 2024;
•Adjusted EBITDA of $1,161 million, compared with $1,287 million in the six months ended June 30, 2024;
•Adjusted EBITDA Margin of 21.9%, compared with 23.8% in the six months ended June 30, 2024; and
•Cash flows used in operating activities of $450 million, compared with $68 million in the six months ended
June 30, 2024.
Capital Allocation
We believe our balanced approach to capital allocation allows us to invest in our business to drive sustainable growth, pursue strategic mergers and acquisitions and return capital to shareholders. We remain committed to diligently executing this capital allocation strategy through continuous enhancements to our facilities, investment in new greenfield projects and increased allocation of capital towards future growth initiatives. Furthermore, we have historically been able to effectively acquire and merge businesses in fragmented industries, aligning with our overarching capital allocation strategies.
•We completed one acquisition in the three months ended June 30, 2025 for total cash consideration of $69 million, and did not complete any acquisitions in the three months ended June 30, 2024;
•We completed two acquisitions in the six months ended June 30, 2025 for total cash consideration, net of cash acquired, of $78 million, and did not complete any acquisitions in the six months ended June 30, 2024;
•We invested $235 million in capital expenditure projects in the three months ended June 30, 2025, compared with $155 million in the three months ended June 30, 2024; and
•We invested $446 million in capital expenditure projects in the six months ended June 30, 2025, compared with $337 million in the six months ended June 30, 2024.
Transition to Standalone Company
On May 14, 2025, the holders of Parent’s ordinary shares approved the Spin-off. On the Separation and
Distribution Date, Parent completed the previously announced Spin-off through a distribution of 100% of the
Company’s outstanding shares to holders of record of Parent’s ordinary shares, on a pro rata basis as a dividend-in-
kind, as of the close of business on June 20, 2025. As a result of the Distribution, the Company became an independent public company. The Company’s common stock is listed under the symbol “AMRZ” on the New York
Stock Exchange and the SIX Swiss Exchange.
In connection with the Spin-off, we entered into or adopted several agreements including a Separation and
Distribution Agreement, Transition Services Agreement, and Tax Matters Agreement, among others. These agreements allocate between Parent and us various assets, liabilities, rights and obligations (including with respect to employee benefits and tax-related assets and liabilities) and govern the relationship between the Company and
Parent for certain commercial matters (including manufacturing, supply and insurance) following the Spin-off. See

Note 18 (Related party) to our unaudited condensed consolidated financial statements included elsewhere in this
Quarterly Report for more information on these agreements.
Basis of Presentation
Our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this
Quarterly Report have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. Prior to the Spin-off, we operated as a wholly-owned subsidiary of Parent, and not as a standalone company. These condensed consolidated financial statements and footnotes reflect the historical financial position, results of operations and cash flows of the Company as historically managed within Parent for periods prior to the completion of the Spin-off and reflect the financial position, results of operations and cash flows of the Company as a standalone company for periods after the completion of the Spin-off. The historical condensed consolidated financial statements and footnotes for the period prior to the Spin-off included elsewhere in this Quarterly Report were prepared on a “carve-out” basis in connection with the Spin-off and have been derived from the consolidated financial statements and historical accounting records of Parent. See Note 1 (Organization and basis of presentation)
to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Prior to the Spin-off, our unaudited condensed consolidated statements of operations included expense allocations for certain corporate, infrastructure and other shared services provided by Parent on a centralized basis, including but not limited to accounting and financial reporting, treasury, tax, legal, human resources, information technology, insurance, employee benefits and other shared services that are either specifically identifiable or directly attributable to us. These expenses have been allocated to us on the basis of direct usage when specifically identifiable, with the remainder predominantly allocated on a pro rata basis using revenues. See Note 18 (Related party) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Prior to the Spin-off, we participated in Parent’s centralized cash management and financing function. Our residual cash pooling balances as of the end of each reporting period were recorded within Related-party notes receivable, and we had related-party note agreements in place with Parent for the financing of our capital needs, which were reflected as Related-party notes payable. Interest expense, net in the unaudited condensed consolidated statements of operations reflects interest on borrowing and funding associated with the related-party note agreements, for periods prior to the Spin-off.
Certain related-party transactions between the Company and Parent have been included in our unaudited condensed consolidated financial statements prior to the Spin-off. Additionally, as part of the Spin-off, the Company issued senior unsecured notes and completed a bond exchange. A portion of the proceeds from the issuance of the senior unsecured notes and completion of the bond exchange was used to repay the Company’s related-party indebtedness due to Parent. Parent also completed an equity contribution to the Company to settle the remaining related-party indebtedness due to Parent. See Note 10 (Debt) and Note 18 (Related party) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Market Conditions and Outlook
We operate in competitive markets with respect to each of our segments. Recent market conditions, such as trade policy uncertainty, fluctuations in interest rates and unfavorable weather conditions causing construction market labor challenges have resulted in industry-wide project delays and slower build activity, particularly in the residential market. Despite these market conditions, our business has remained resilient, as we have been able to leverage our scale, unique footprint and diverse product offerings to customers. We expect to continue addressing recent market conditions through execution of our ASPIRE program to accelerate synergies and profitable growth and by investing in debottlenecking our network. Over time, we expect continued growth in demand due to rapid urbanization, aging infrastructure, recent onshoring trends, population growth and historical underinvestment in residential housing. As market conditions evolve, we believe that we are uniquely positioned to capitalize on these growth opportunities.
Factors Affecting Our Performance
We continue to evolve our business to improve performance and drive sustainable growth. Building on our large operating footprint of over 1,000 sites and facilities, we believe we are well positioned to capitalize on strong commercial and residential construction spend and infrastructure investments across North America.

The future success of our business depends on many factors. While these factors present opportunities for us, they also pose risks and challenges, including those discussed below and in “Risk Factors.” We must successfully address these risks to achieve growth, improve our results of operations and generate profits.
Emphasis on Building Envelope. Our strong presence in the Building Materials category has allowed us to grow additional product lines, such as roofing and insulation products, in the Building Envelope segment. By acquiring
Herbert Malarkey Roofing Company (“Malarkey”) and Duro-Last, LLC, Critical Point, LLC, Oscoda Plastics, LLC,
Plastatech Engineering Limited, LLC, Anvil Paints & Coatings, LLC and Tip-Top Screw Manufacturing, LLC
(collectively, “Duro-Last”) in 2022 and 2023, respectively, we bolstered our roofing system offerings and positioned ourselves to meet growing demand for re-roofing and new builds. Our Building Envelope segment accounted for
30.1% and 32.5% of our revenues for the three and six months ended June 30, 2025, up from 29.9% and 31.6% of our revenues in the three and six months ended June 30, 2024, respectively. We intend to continue building out our
Building Envelope segment through expansions, acquisitions and development of additional solutions and products, as we believe this will unlock long-term value creation. Such expansions and acquisitions depend on our ability to raise capital and seamlessly integrate new products into our current product mix.
Emphasis on Aggregates. Our scaled aggregates franchise shows compelling growth potential. The North
American aggregates industry is fragmented and consists of specialized businesses that present ideal opportunities for acquisition and future growth. We have the size, scale and financial capabilities to procure businesses that we believe would expand our offerings. Although inorganic growth through acquisitions may subject us to significant up-front costs, we believe such acquisitions will enhance our competitive advantage, provide strategic value creation and ultimately increase our Building Materials revenue and Segment Adjusted EBITDA.
Infrastructure Investment. Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. A recent focus on improving infrastructure in North America is being fueled by, among other things, funding from federal, state and local governments who are focused on addressing aging infrastructure across North America. We are leveraging our market position across North America and diverse product offerings to secure airport, highway, bridge and related infrastructure projects. Our ability to capitalize on this growing need for infrastructure-related projects across North
America, has the capability to increase our scope of operations and revenues.
Innovation. Through our research and development engine, we seek to drive cutting-edge innovation to address our customers’ greatest ambitions. We believe we are at the forefront of new product developments, and our experts span all building fields, from masons and engineers to material scientists and experts in artificial intelligence and data mining. We conduct cutting-edge research and empower smart design while deploying new building technologies. Maintaining this level of innovation requires us to spend a substantial amount on research and development efforts, as well as on retaining and recruiting talent. Whether this spending results in increased revenue and more profitable operations will depend on our ability to introduce new products and improve our current product offerings. Although we will strive to introduce new products and to develop and market new construction techniques and technologies, our efforts may be unsuccessful or unprofitable, which could negatively affect our revenues and market positions.
Components of Results of Operations
Revenues
We earn revenue from the sale of Building Materials products (cement, aggregates, ready-mix concrete, asphalt and other construction materials) and Building Envelope products (advanced roofing and wall systems, including single-ply membranes, insulation, shingles, sheathing, waterproofing and protective coatings, along with adhesives, tapes and sealants that are critical to the application of roofing and wall systems). Revenues are recognized in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 606,
Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs—Contracts with
Customers, when we satisfy a performance obligation by transferring a promised good or service to a customer. This occurs when the customer obtains control of that good or service. See Note 2 (Summary of significant accounting policies) to our historical combined financial statements within the Company’s Form 10 filed with the SEC and Note
3 (Revenue) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly
Report.

Operating Costs and Expenses
The key components of our operating costs and expenses consist of Cost of revenues, Selling, general and administrative expenses, Gain on disposal of long-lived assets and Loss on impairments, as defined and outlined below:
Cost of Revenues
Cost of revenues primarily consists of all direct production costs of products, including labor, materials, transportation and fuel. Cost of revenues also includes a portion of our depreciation, depletion, accretion and amortization expense related to property, plant and equipment directly attributable to the production of goods sold, as well as the service cost component of defined benefit pension plan and other postretirement benefit plan expenses, operating lease expenses and finance lease expenses. Proceeds from business interruption insurance claims, if any, are treated as reductions to the related Cost of revenues incurred.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily include salaries and related costs for roles not directly attributable to the production of goods sold, such as sales and marketing, legal, finance and accounting, information technology, human resources and certain other employees. Selling, general and administrative expenses also include a portion of our depreciation, depletion, accretion and amortization expense related to property, plant and equipment, intangible assets not directly attributable to the production of goods sold, acquisition-related transaction costs, the service cost component of defined benefit pension plan and other postretirement benefit plan expenses, operating lease expenses and finance lease expenses. Additionally, Selling, general and administrative expenses also include expense allocations for certain corporate, infrastructure and other shared services provided by Parent on a centralized basis, including but not limited to accounting and financial reporting, treasury, tax, legal, human resources, information technology, insurance, employee benefits and other shared services.
Gain on Disposal of Long-Lived Assets
Gain on disposal of long-lived assets primarily includes gains on the disposal and retirement of specific assets, such as ready-mix concrete, cement and roofing assets.
Loss on Impairments
Loss on impairments primarily includes losses on the impairment of long-lived assets, specifically intangible assets, as well as the losses identified as a part of the annual impairment review of all property, plant and equipment.
Interest Expense, net
Interest expense, net consists of interest incurred on finance leases, third-party and related-party notes and the amortization of the associated deferred financing costs, net of interest income.
Other Non-Operating Income, net
Other non-operating income, net primarily includes the amortization of actuarial gains or losses on pension and other postretirement benefit plans, curtailment and settlement gains or losses incurred in connection with pension and other postretirement benefit plans and gains on proceeds from property and casualty insurance.
Income Tax Expense
Income tax expense consists of federal, state and local income taxes related to the tax jurisdictions in which we conduct business. Income tax provision consists of taxes currently payable and deferred amounts related to both U.S.
and non-U.S. taxes on our income. The effective tax rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the nature and timing of discrete items.
Income from Equity Method Investments
Income from equity method investments primarily includes the results of our share of income from our equity method investments.

Results of Operations
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—
Overview—Factors Affecting Our Performance” and “Management’s Discussion and Analysis of Financial
Condition and Results of Operations—Overview—Market Conditions and Outlook” above, and as discussed in more detail below, our results of operations are highly dependent upon activities within the construction industry, economic cycles within the public and private business sectors and seasonality. Accordingly, financial results for any period presented, or period-to-period comparisons of reported results, may not be indicative of future results of operations.
Our financial results for the three and six months ended June 30, 2025 and 2024 were affected by market uncertainty, which resulted in project delays and softer new construction activity. These factors are outside of our control and may impact our operations in the future. The extent to which global economic challenges will ultimately impact our business, operations, financial condition and results of operations will depend on numerous factors, which are highly uncertain, rapidly changing and cannot be predicted.
Consolidated Statements of Operations

	For the three months ended June 30,			For the six months ended June 30,
(In millions, except for percentage data)	2025	2024	% change	2025	2024	% change
Revenues	$3,220	$3,243	(0.7)%	$5,301	$5,409	(2.0)%
Cost of revenues	(2,254)	(2,264)	(0.4)%	(4,113)	(4,158)	(1.1)%
Gross profit	966	979	(1.3)%	1,188	1,251	(5.0)%
Selling, general and administrative expenses	(299)	(228)	31.1%	(538)	(441)	22.0%
Gain on disposal of long-lived assets	4	5	(20.0)%	5	6	(16.7)%
Loss on impairments	(2)	(2)	—%	(2)	(2)	—%
Operating income	669	754	(11.3)%	653	814	(19.8)%
Interest expense, net	(121)	(134)	(9.7)%	(239)	(254)	(5.9)%
Other non-operating income, net	1	—	—%	2	4	(50.0)%
Income before income tax expense and income from equity method investments	549	620	(11.5)%	416	564	(26.2)%
Income tax expense	(122)	(149)	(18.1)%	(76)	(138)	(44.9)%
Income from equity method investments	1	2	(50.0)%	1	3	(66.7)%
Net income	428	473	(9.5)%	341	429	(20.5)%
Net loss attributable to noncontrolling interests	1	1	—%	1	1	—%
Net income attributable to the Company	$429	$474	(9.5)%	$342	$430	(20.5)%

Adjusted EBITDA(1)	$947	$1,003	(5.6)%	$1,161	$1,287	(9.8)%
Adjusted EBITDA Margin(1)	29.4%	30.9%		21.9%	23.8%
Net income margin	13.3%	14.6%		6.4%	7.9%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for
definitions of these non-GAAP financial measures, information about how and why we use these non-GAAP financial measures and a reconciliation of each of these non-GAAP financial measures to its most directly comparable financial measure calculated in accordance with U.S. GAAP.

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024
Revenues
Revenues for the three months ended June 30, 2025 were $3,220 million, a decrease of $23 million, or 0.7%, from $3,243 million for the three months ended June 30, 2024. The decrease in our overall revenues was primarily driven by lower sales volumes, which accounted for $76 million of the decrease primarily within the Building
Materials segment, the unfavorable impact of foreign currency movements of $17 million, and unfavorable product mix within the Building Envelope segment. The decrease was partially offset by price increases within the Building
Materials segment of $40 million and acquisitions. The proportion of revenues related to the Building Materials segment and Building Envelope segment was 69.9% and 30.1% for the three months ended June 30, 2025 and
70.1% and 29.9% for the three months ended June 30, 2024, respectively.
Revenues for the six months ended June 30, 2025 were $5,301 million, a decrease of $108 million, or 2.0%, from $5,409 million for the six months ended June 30, 2024. The decrease in our overall revenues was primarily driven by lower sales volumes, which accounted for $219 million of the decrease primarily within the Building
Materials segment, and the unfavorable impact of foreign currency movements of $43 million. These decreases were partially offset by contributions of $76 million from acquisitions, primarily driven by OX and overall price increases of $94 million. The proportion of revenues related to the Building Materials segment and Building Envelope segment was 67.5% and 32.5% for the six months ended June 30, 2025 and 68.4% and 31.6% for the six months ended June 30, 2024, respectively.
Cost of revenues
Cost of revenues for the three months ended June 30, 2025 was $2,254 million, a decrease of $10 million, or
0.4%, from $2,264 million for the three months ended June 30, 2024. The decrease was comprised of a decrease of
$5 million from the Building Materials segment and a decrease of $10 million from the Building Envelope segment.
The decrease within both segments was primarily driven by lower sales volumes, partially offset by unfavorable cost absorption due to lower sales volumes. Cost of revenues as a percentage of Revenues was 70.0% and 69.8% for the three months ended June 30, 2025 and 2024, respectively. The proportion of Cost of revenues related to the Building
Materials segment and Building Envelope segment was 71.4% and 28.6% for the three months ended June 30, 2025 and 71.2% and 28.8% for the three months ended June 30, 2024, respectively.
Cost of revenues for the six months ended June 30, 2025 was $4,113 million, a decrease of $45 million, or
1.1%, from $4,158 million for the six months ended June 30, 2024. The decrease was comprised of a decrease of
$44 million from the Building Materials segment and a decrease of $2 million from the Building Envelope segment.
The decrease within both segments was primarily driven by lower sales volumes, partially offset by unfavorable cost absorption due to lower sales volumes. Cost of revenues as a percentage of Revenues was 77.6% and 76.9% for the six months ended June 30, 2025 and 2024, respectively. The proportion of Cost of revenues related to the Building
Materials segment and Building Envelope segment was 70.5% and 29.5% for the six months ended June 30, 2025 and 70.8% and 29.2% for the six months ended June 30, 2024, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2025 was $299 million, an increase of $71 million, or 31.1%, from $228 million for the three months ended June 30, 2024. Selling, general and administrative expenses for the six months ended June 30, 2025 was $538 million, an increase of $97 million, or
22.0%, from $441 million for the six months ended June 30, 2024. The increase was primarily due to additional costs in connection with the Spin-off including professional services, marketing, rebranding, personnel and related costs, and IT projects and related costs.
Gain on disposal of long-lived assets
Gain on disposal of long-lived assets for the three months ended June 30, 2025 was $4 million, a decrease of $1 million from $5 million for the three months ended June 30, 2024.
Gain on disposal of long-lived assets for the six months ended June 30, 2025 was $5 million, a decrease of $1 million from $6 million for the six months ended June 30, 2024.

Loss on impairments
Loss on impairments was $2 million for both the three and six months ended June 30, 2025 and 2024, respectively.
Interest expense, net
Interest expense, net for the three months ended June 30, 2025 was $121 million, a decrease of $13 million, or
9.7%, from $134 million for the three months ended June 30, 2024. Interest expense, net for the six months ended
June 30, 2025 was $239 million, a decrease of $15 million, or 5.9%, from $254 million for the six months ended
June 30, 2024. The decrease in interest expense, net was primarily driven by financial income in both periods.
Other non-operating income, net
Other non-operating income, net for the three months ended June 30, 2025 was $1 million, compared to other non-operating income, net of less than $1 million for the three months ended June 30, 2024. Other non-operating income, net for the six months ended June 30, 2025 was $2 million, a decrease of $2 million from other non-
operating income, net of $4 million for the six months ended June 30, 2024.
Income tax expense
Income tax expense for the three months ended June 30, 2025 was $122 million, a decrease of $27 million from
$149 million for the three months ended June 30, 2024. Income tax expense for the six months ended June 30, 2025 was $76 million, a decrease of $62 million from $138 million for the six months ended June 30, 2024. The effective income tax rate was 22.2% and 24.0% for the three months ended June 30, 2025 and 2024, respectively, and 18.3%
and 24.5% for the six months ended June 30, 2025 and 2024, respectively. The change in effective income tax rate was primarily attributable to the Organization for Economic Co-operation and Development Pillar Two (‘‘OECD
Pillar Two’’) regulatory guidance released in January 2025, which resulted in a reduction in the OECD Pillar Two tax.
Income from equity method investments
Income from equity method investments for the three months ended June 30, 2025 was $1 million, compared to
$2 million for the three months ended June 30, 2024. Income from equity method investments for the six months ended June 30, 2025 was $1 million, compared to $3 million for the six months ended June 30, 2024.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA for the three months ended June 30, 2025 decreased to $947 million from $1,003 million for the three months ended June 30, 2024. Adjusted EBITDA Margin was 29.4% for the three months ended June 30,
2025, compared with an Adjusted EBITDA Margin of 30.9% for the three months ended June 30, 2024. Adjusted
EBITDA for the six months ended June 30, 2025 decreased to $1,161 million from $1,287 million for the six months ended June 30, 2024. Adjusted EBITDA Margin was 21.9% for the six months ended June 30, 2025, compared with an Adjusted EBITDA Margin of 23.8% for the six months ended June 30, 2024. Adjusted EBITDA and Adjusted
EBITDA Margin performance was as follows:

	Analysis of Change
(In millions, except for percentage data)	For the three months ended June 30, 2024	Acquisitions & Divestments	Organic Growth	Foreign Exchange	For the three months ended June 30, 2025	% change
Total Revenues	$3,243	$43	$(49)	$(17)	$3,220	(0.7)%
Adjusted EBITDA(1)	1,003	8	(57)	(7)	947	(5.6)%
Adjusted EBITDA Margin(1)	30.9%				29.4%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for
definitions of these non-GAAP financial measures, information about how and why we use these non-GAAP financial measures and a reconciliation of each of these non-GAAP financial measures to its most directly comparable financial measure calculated in accordance with U.S. GAAP.

	Analysis of Change
(In millions, except for percentage data)	For the six months ended June 30, 2024	Acquisitions & Divestments	Organic Growth	Foreign Exchange	For the six months ended June 30, 2025	% change
Total Revenues	$5,409	$76	$(141)	$(43)	$5,301	(2.0)%
Adjusted EBITDA(1)	1,287	13	(129)	(10)	1,161	(9.8)%
Adjusted EBITDA Margin(1)	23.8%				21.9%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for
definitions of these non-GAAP financial measures, information about how and why we use these non-GAAP financial measures and a reconciliation of each of these non-GAAP financial measures to its most directly comparable financial measure calculated in accordance with U.S. GAAP.
Results of Operations by Segment
Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

	For the three months ended June 30,			For the six months ended June 30,
(In millions)	2025	2024	% change	2025	2024	% change
Segment revenues:
Building Materials(1)	$2,250	$2,274	(1.1)%	$3,579	$3,698	(3.2)%
Building Envelope	970	969	0.1%	1,722	1,711	0.6%
Total revenues	$3,220	$3,243	(0.7)%	$5,301	$5,409	(2.0)%

	For the three months ended June 30,			For the six months ended June 30,
(In millions)	2025	2024	% change	2025	2024	% change
Segment Adjusted EBITDA:
Building Materials	$758	$770	(1.6)%	$878	$944	(7.0)%
Building Envelope	261	263	(0.8)%	385	401	(4.0)%
Total Segment Adjusted EBITDA	1,019	1,033	(1.4)%	1,263	1,345	(6.1)%
Unallocated corporate costs	(72)	(30)	140.0%	(102)	(58)	75.9%
Adjusted EBITDA(2)	$947	$1,003	(5.6)%	$1,161	$1,287	(9.8)%
__________________
(1)Segment revenues for Building Materials are presented net of interproduct revenues between our Cement and Aggregates and other construction materials product lines of $146 million and $165 million for the three months ended June 30, 2025 and 2024, respectively, and
$246 million and $281 million for the six months ended June 30, 2025 and 2024, respectively.
(2)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for
definitions of these non-GAAP financial measures, information about how and why we use these non-GAAP financial measures and a reconciliation of each of these non-GAAP financial measures to its most directly comparable financial measure calculated in accordance with U.S. GAAP.
Building Materials
Building Materials segment revenues for the three months ended June 30, 2025 were $2,250 million, a decrease of $24 million, or 1.1%, from $2,274 million for the three months ended June 30, 2024. The decrease was primarily driven by lower sales volumes of $58 million due to challenging weather conditions and softness in the residential markets, as well as the unfavorable impact of foreign currency movements of $16 million. These items were partially offset by sales price growth of $40 million, and revenue contributed from acquisitions.
Building Materials segment revenues for the six months ended June 30, 2025 were $3,579 million, a decrease of
$119 million, or 3.2%, from $3,698 million for the six months ended June 30, 2024. The decrease was primarily driven by lower sales volumes of $190 million stemming from challenging weather conditions and softness in the residential market, as well as the unfavorable impact of foreign currency movements of $41 million. These items were partially offset by sales price growth of $98 million, and revenue contributed from acquisitions.

Cement revenues for the three months ended June 30, 2025 were $1,177 million, a decrease of $78 million, or
6.2%, from $1,255 million for the three months ended June 30, 2024. Cement volumes for the three months ended
June 30, 2025 were 6.6 million tons, a decrease of 6.3% from 7.1 million tons for the three months ended June 30,
2024, primarily due to weaker demand in the construction industry due to challenging weather conditions and softness in the residential markets. The average sales price per ton for cement for the three months ended June 30,
2025 was $171.52, an increase of 0.5% as compared to the average sales price per ton of $170.62 for the three months ended June 30, 2024. The average sales price for cement is computed based on our core domestic products, which generate substantially all of our revenues within the cement business.
Cement revenues for the six months ended June 30, 2025 were $1,918 million, a decrease of $154 million, or
7.4%, from $2,072 million for the six months ended June 30, 2024. Cement volumes for the six months ended June
30, 2025 were 10.7 million tons, a decrease of 8.8% from 11.7 million tons for the six months ended June 30, 2024, primarily due to weaker demand in the construction industry due to challenging weather conditions and softness in the residential markets. The average sales price per ton for cement for the six months ended June 30, 2025 was
$171.56, an increase of 0.8% as compared to the average sales price per ton of $170.15 for the six months ended
June 30, 2024. The average sales price for cement is computed based on our core domestic products, which generate substantially all of our revenues within the cement business.
Aggregates and other construction materials revenues for the three months ended June 30, 2025 were $1,219 million, an increase of $35 million, or 3.0%, from $1,184 million for the three months ended June 30, 2024.
Aggregates volumes for the three months ended June 30, 2025 were 32.2 million tons, a decrease of 2.9% from 33.2 million tons for the three months ended June 30, 2024, primarily due to lower demand in the construction industry due to challenging weather conditions and softness in the residential markets. The average sales price per ton for aggregates for the three months ended June 30, 2025 was $16.32, an increase of 6.7% as compared to the average sales price per ton of $15.29 for the three months ended June 30, 2024. Each of the three months ended June 30,
2025 and 2024 include approximately $2 per ton of freight revenues.
Aggregates and other construction materials revenues for the six months ended June 30, 2025 were $1,907 million for both the six months ended June 30, 2025 and 2024. Aggregates volumes for the six months ended June
30, 2025 were 47.9 million tons, a decrease of 5.9% from 50.9 million tons for the six months ended June 30, 2024, primarily due to lower demand in the construction industry due to challenging weather conditions and softness in the residential markets. The average sales price per ton for aggregates for the six months ended June 30, 2025 was
$16.74, an increase of 7.2% as compared to the average sales price per ton of $15.62 for the six months ended June
30, 2024. Each of the six months ended June 30, 2025 and 2024 include approximately $2 per ton of freight revenues.
Building Materials Segment Adjusted EBITDA decreased $12 million, or 1.6%, for the three months ended
June 30, 2025 compared to the three months ended June 30, 2024.
Building Materials Segment Adjusted EBITDA decreased $66 million, or 7.0%, for the six months ended June
30, 2025 compared to the six months ended June 30, 2024. The decrease in Building Materials Segment Adjusted
EBITDA in both periods was mainly attributable to lower sales volumes and unfavorable cost absorption.
Building Envelope
Building Envelope segment revenues for the three months ended June 30, 2025 were $970 million, an increase of $1 million, or 0.1%, from $969 million for the three months ended June 30, 2024. Building Envelope segment revenues for the six months ended June 30, 2025 were $1,722 million, an increase of $11 million, or 0.6%, from
$1,711 million for the six months ended June 30, 2024. The increase was primarily driven by the contribution of $62 million from the acquisition of OX, partially offset by the impact of lower volumes of $30 million and unfavorable product mix.
Building Envelope Segment Adjusted EBITDA decreased $2 million, or 0.8%, for the three months ended June
30, 2025 compared to the three months ended June 30, 2024. Building Envelope Segment Adjusted EBITDA
decreased $16 million, or 4.0%, for the six months ended June 30, 2025 compared to the six months ended June 30,
2024. The decrease in Building Envelope Segment Adjusted EBITDA was mainly attributable to the impact of lower volume and unfavorable product mix, largely offset by acquisitions.

Non-GAAP Financial Measures
In addition to the key operational metrics above and our financial results as reported under U.S. GAAP, we evaluate our operating performance using certain financial measures, including Segment Adjusted EBITDA,
Adjusted EBITDA and Adjusted EBITDA Margin, EBITDA and EBITDA Margin, Free Cash Flow, Net Income
Cash Conversion Ratio and Adjusted EBITDA Cash Conversion Ratio, that are not defined by, or prepared in accordance with, U.S. GAAP. We refer to these measures as “non-GAAP” financial measures.
These non-GAAP financial measures should not be considered as alternatives to the earnings measures defined by U.S. GAAP. We utilize these non-GAAP financial measures, among others, to assess our operating performance and to provide a consistent comparison of performance from period to period and as a basis for strategic planning and forecasting given our belief that such non-GAAP financial measures closely correlate to long-term enterprise value. We believe that measuring performance on the basis of Segment Adjusted EBITDA, Adjusted EBITDA and
Adjusted EBITDA Margin, EBITDA and EBITDA Margin, Free Cash Flow, Net Income Cash Conversion Ratio
and Cash Conversion Ratio is useful to investors because it enables consistent evaluation of our operational performance period to period.
“Segment Adjusted EBITDA” is defined as Net income (loss), excluding unallocated corporate costs,
Depreciation, depletion, accretion and amortization, Loss on impairments, Other non-operating income, net, Interest expense, net, Income tax expense, Income from equity method investments, and certain other items, such as costs related to acquisitions, certain litigation costs, restructuring costs, charges associated with non-core sites, certain warranty charges related to a pre-acquisition manufacturing issue and transaction costs related to the Spin-off.
“Adjusted EBITDA” is defined as Segment Adjusted EBITDA including unallocated corporate costs. “Adjusted
EBITDA Margin” is defined as Adjusted EBITDA divided by Revenues. “EBITDA” is defined as Net income
(loss), excluding Depreciation, depletion, accretion and amortization, Interest expense, net and Income tax expense.
“EBITDA Margin” is defined as EBITDA divided by revenues. “Free Cash Flow” is defined as net cash provided by
(used in) operating activities plus proceeds from property and casualty insurance, proceeds from land expropriation and proceeds from disposals of long-lived assets less purchases of property, plant and equipment. “Net Income Cash
Conversion Ratio” is defined as Free Cash Flow divided by Net income (loss). “Adjusted EBITDA Cash Conversion
Ratio” is defined as Free Cash Flow divided by Adjusted EBITDA.
Segment Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, EBITDA and EBITDA
Margin, Free Cash Flow, Net Income Cash Conversion Ratio and Adjusted EBITDA Cash Conversion Ratio have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Because of these limitations, Segment Adjusted EBITDA, Adjusted EBITDA and
Adjusted EBITDA Margin, EBITDA and EBITDA Margin, Free Cash Flow, Net Income Cash Conversion Ratio
and Adjusted EBITDA Cash Conversion Ratio should not be considered as replacements for revenues, net income
(loss), net income (loss) margin or net cash provided by (used in) operating activities, as determined by U.S. GAAP, or as measures of our profitability. We compensate for these limitations by relying primarily on our U.S. GAAP results and using non-GAAP financial measures only for supplemental purposes.

Reconciliation of Non-GAAP Financial Measures
Segment Adjusted EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, EBITDA and EBITDA Margin are
monitored by management in order to efficiently allocate resources between segments and to assess performance.
The table below reconciles our net income (loss) and net income (loss) margin, the most directly comparable financial measures calculated in accordance with U.S. GAAP, to Segment Adjusted EBITDA, Adjusted EBITDA,
Adjusted EBITDA Margin, EBITDA and EBITDA Margin, respectively.

	For the three months ended June 30,		For the six months ended June 30,
(In millions, except for percentage data)	2025	2024	2025	2024
Net income	$428	$473	$341	$429
Depreciation, depletion, accretion and amortization	221	224	439	436
Interest expense, net	121	134	239	254
Income tax expense	122	149	76	138
EBITDA	892	980	1,095	1,257
Loss on impairments	2	2	2	2
Other non-operating income, net(1)	(1)	—	(2)	(4)
Income from equity method investments	(1)	(2)	(1)	(3)
Other(2)	55	23	67	35
Adjusted EBITDA	947	1,003	1,161	1,287
Unallocated corporate costs	72	30	102	58
Total Segment Adjusted EBITDA	$1,019	$1,033	$1,263	$1,345
Building Materials	758	770	878	944
Building Envelope	261	263	385	401
Net income margin	13.3%	14.6%	6.4%	7.9%
EBITDA Margin	27.7%	30.2%	20.7%	23.2%
Adjusted EBITDA Margin	29.4%	30.9%	21.9%	23.8%
__________________
(1)Other non-operating income, net primarily consists of costs related to pension and other postretirement benefit plans and gains on proceeds from property and casualty insurance.
(2)Other primarily consists of costs related to acquisitions, certain litigation costs, restructuring costs, charges associated with non-core sites, certain warranty charges related to a pre-acquisition manufacturing issue and transaction costs related to the Spin-off.

Free Cash Flow, Net Income Cash Conversion Ratio and Adjusted EBITDA Cash Conversion Ratio are
monitored by management in order to assess liquidity. The table below reconciles our net cash provided by (used in)
operating activities, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to
Free Cash Flow, Net Income Cash Conversion Ratio and Adjusted EBITDA Cash Conversion Ratio.

	For the six months ended June 30,
(In millions)	2025	2024
Net cash used in operating activities	$(450)	$(68)
Capital expenditures, net(1)	(417)	(323)
Free cash flow	$(867)	$(391)
Net income	341	429
Adjusted EBITDA	1,161	1,287

Net income cash conversion ratio	n/m	n/m
Adjusted EBITDA cash conversion ratio	n/m	n/m
__________________
n/mNot meaningful.
(1)Capital expenditures, net includes purchases of property, plant and equipment, proceeds from property and casualty insurance income, proceeds from land expropriation and proceeds from disposals of long-lived assets.
Liquidity and Capital Resources
As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $601 million and $1,585 million, respectively, and our total net working capital (total current assets less total current liabilities) amounted to
$1,183 million and $2,231 million, respectively. Prior to the Spin-off, we participated in Parent’s centralized cash management program, including its overall financing arrangements.
On March 24, 2025, we entered into the Revolving Credit Facility that may be used for general corporate purposes with commitments of $2.0 billion. See Note 10 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
On March 24, 2025, we also entered into a bridge credit agreement providing for the Bridge Loan with commitments of $5.1 billion. On April 8, 2025, we notified JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the lenders, that following receipt of the net proceeds of the Notes, the commitments under the Bridge Loan were permanently reduced to $1.7 billion. The Bridge Loan commitments were terminated upon completion of the Spin-off as the Spin-off was consummated without a borrowing under the Bridge Loan facility.
See Note 10 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this
Quarterly Report.
On April 7, 2025, FinanceCo issued $3.4 billion in aggregate principal amount of Notes in an offering exempt from registration under Rule 144A and Regulation S. The net proceeds from the sale of the Notes were approximately $3,381 million (after deductions of fees, discounts and commissions payable to the initial purchasers and expenses of the offering payable by us). The net proceeds were on-lent to Amrize North America Inc., the parent of FinanceCo, to repay certain outstanding intercompany loans owed to subsidiaries of Parent that are not part of
Amrize. See Note 10 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this
Quarterly Report.
On May 15, 2025, we established the Commercial Paper Program with a maximum aggregate amount of $2.0 billion outstanding at any time. As of June 10, 2025, the Company began issuing short-term promissory notes under the Commercial Paper Program, of which $930 million is outstanding as of June 30, 2025. See Note 10 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
On May 19, 2025, we also launched the debt-for-debt exchange offers. The debt-for-debt exchange offers were completed on June 18, 2025, with holders of the subject debt securities tendering $880 million of Original Exchange notes issued by FinanceCo and $925 million of Original Exchange Notes issued by a subsidiary of Parent, resulting in the issuance of $1,805 million of New Exchange Notes. See Note 10 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

The production of our products requires high levels of fixed capital. Our ability to fund our cash needs will depend on our ongoing ability to generate cash from operations. In addition, we will rely on access to the capital markets, in particular for debt financing, in order to satisfy capital requirements not satisfied by cash flows from operating activities, particularly between April and October, due to the seasonality of our business. We expect to utilize our capital resources to fund operations and capital expenditures, pursue strategic acquisitions and other business development transactions and repay our indebtedness over time. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing cash reserves, together with these additional financing activities, will provide adequate resources to fund our short-
and long-term capital requirements, including to fund our debt requirements and expected pension contributions for at least the next twelve months.
Cash Flows
The following table summarizes our net cash used in and provided by operating, investing and financing activities for the periods indicated:

	For the six months ended June 30,
(In millions)	2025	2024
Net cash (used in) provided by:
Operating activities	$(450)	$(68)
Investing activities	(9)	(431)
Financing activities	(559)	(231)
Effect of exchange rate changes on cash and cash equivalents	34	(17)
Increase (decrease) in cash and cash equivalents	(984)	(747)
Cash and cash equivalents - beginning of period	1,585	1,107
Cash and cash equivalents - end of period	$601	$360
Cash Flows from Operating Activities
Our most significant source of operating cash flows is cash received from customer purchases of our Building
Materials and Building Envelope products. Our primary use of cash from operating activities is to pay for our manufacturing operations.
For the six months ended June 30, 2025 and 2024, net cash used in operating activities was $450 million and
$68 million, respectively. The increase in cash used in operating activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily driven by an increase in accounts receivable of
$300 million related to timing of revenues and collection efforts, an increase in payments to related parties of $77 million to settle intercompany balances with Parent in connection with the Spin-off, and a decrease in operating income of $161 million, partially offset by a decrease in payments from related parties of $82 million. See Note 18
(Related party) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly
Report for additional information.
Cash Flows from Investing Activities
For the six months ended June 30, 2025 and 2024, cash used in investing activities was $9 million and $431 million, respectively. The decrease in cash used in investing activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily driven by an increase in proceeds from cash pooling of $625 million settled prior to the Spin-off, partially offset by an increase in capital expenditures of $109 million and cash used in acquisitions of $78 million. See Note 18 (Related party) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Cash Flows from Financing Activities
For the six months ended June 30, 2025 and 2024, cash used in financing activities was $559 million and $231 million, respectively. The increase in cash used in financing activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily driven by an increase of $5,531 million in net repayments of short-term related-party debt, partially offset by an increase in proceeds from issuances of long-term third-party debt of $3,398 million primarily from the senior unsecured notes, an increase in borrowings of $930 million from short-term promissory notes under the Commercial Paper Program, and proceeds of $922 million for the debt-for-debt exchange offers. See Note 10 (Debt) and Note 18 (Related party) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Contractual Obligations and Commitments
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements and pension and other postretirement benefit plan contributions. The following table presents our significant contractual obligations and commitments with definitive payment terms as of June 30, 2025:

(In millions)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Principal on short-term and long-term debt	$937	$330	$700	$703	$—	$3,526	$6,196
Operating lease obligations	66	117	97	74	56	193	603
Finance lease obligations	53	96	76	54	32	58	369
Pension and postretirement contributions	12	24	24	21	21	422	524
Purchase obligations(1)	622	76	59	53	46	118	974
Total	$1,690	$643	$956	$905	$155	$4,317	$8,666
__________________
(1)Purchase obligations is comprised of purchase commitments of $711 million for goods and services and capital expenditures of $263 million for property, plant and equipment.
Off Balance Sheet Arrangements
Periodically, we enter into off balance sheet commitments, including surety bonds and letters of credit, to fulfill certain obligations related to specific projects, insurance and site restoration. As of June 30, 2025 and December 31,
2024, we had outstanding commitments amounting to $822 million and $809 million, respectively. Historically, no material claims have been made against these surety bonds and letters of credit. We did not have any other off balance sheet arrangements as of June 30, 2025 and December 31, 2024.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates disclosures appear in “Management’s Discussion and Analysis of
Financial Condition and Results of Operations” within our Form 10 filed with the SEC. There were no material changes to this information during the quarter ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks, which exist as a part of our ongoing business operations. We monitor and manage these financial exposures as an integral part of our overall risk management program. To manage the aforementioned risks, we use various derivative financial instruments, including interest rate swaps, foreign exchange forwards and swaps and commodity contracts.
Interest Rate Risk
In connection with the Spin-off, we entered into the Revolving Credit Facility and the Bridge Loan. We also conducted the debt-for-debt exchange offers and entered into a commercial paper program. See “Description of
Certain Indebtedness” within our Form 10 filed with the SEC. Interest is payable on the loans under the Revolving
Credit Facility at a rate per annum equal to: (i) for revolving loans in U.S. dollars, either (A) a base rate defined as a rate per annum equal to the greatest of (x) the prime rate then in effect, (y) the greater of the federal funds rate and the overnight bank funding rate then in effect, in each case, as determined by the Federal Reserve Bank, plus 0.50%
per annum, and (z) a term SOFR rate determined on the basis of a one-month interest period plus 1.00% (the greatest of (x), (y) and (z), the “Base Rate”) or (B) the forward-looking SOFR term rate published by CME Group
Benchmark Administration Limited subject to floor of zero (“Term SOFR”) and (ii) for revolving loans in Canadian dollars, the forward-looking CORRA term rate published by Candeal Benchmark Administration Services Inc., TSX
Inc. or a successor administrator, subject to a floor of zero, plus, in each case (i) or (ii), an applicable margin based on FinanceCo’s credit rating. As a result, we may be exposed to fluctuations in interest rates. To help manage this mix of interest rates, we may enter into interest rate swap agreements in which we exchange periodic payments based on notional amounts and agreed upon fixed and floating interest rates.
Our sensitivity analysis has been determined based on the interest rate exposure relating to our financial liabilities at a variable rate on a post-hedge basis, excluding commercial paper,  as of June 30, 2025. A hypothetical
1.0% change is used when the interest rate risk is reported internally to key management personnel and represents management’s assessment of a reasonably possible change in interest rates. A hypothetical 1.0% change in interest rates, with all other assumptions held constant, would increase our interest rate expense by approximately $1 million for the six months ended June 30, 2025, and $2 million and $4 million for the three and six months ended June 30,
2024, respectively. There would be no impact to interest rate expense for the three months ended June 30, 2025 as all outstanding loans were at fixed rates.
Credit Risk
We are primarily exposed to credit risks which arise when customers may not be able to settle their obligations to us as agreed. Management periodically assesses the financial reliability of our customers and counterparties to manage this risk, including through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures such as assessing the financial reliability of our customers and monitoring credit risks. If one or more of our customers were to default in their obligations under their contractual arrangements with us, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. Many of our customers operate in the construction industry, which is affected by a variety of factors, including changes in interest rates, and such factors may materially impair the ability of our customers to obtain credit. We believe that our reserves for potential losses are adequate. As of June 30, 2025, we have no significant concentration of credit risk with any single counterparty or group of counterparties, and we do not expect any counterparty to be unable to fulfill its obligations under its agreements with us.
Commodity Risk
We are subject to commodity risks with respect to price changes with respect to energy, including diesel fuel, natural gas, electricity and coal, as well as petroleum-based chemicals, resins, asphalt, glass fiber, granules and other commodities. We try to secure our needed supply of these commodities and limit our exposure to price fluctuations in these commodities through long-term renewable contracts, and from time to time we have used derivative instruments to hedge part of our exposure to certain of these risks. With respect to energy and fuel risk, we continuously evaluate the competitiveness of alternative energy sources.

Foreign Exchange Risk
We are exposed to foreign exchange risks primarily as a result of foreign currency cash flows related to third-
party purchases. Additionally, volatile market conditions arising from geopolitical uncertainty may result in significant changes in foreign exchange rates. In particular, a weakening of foreign currencies relative to the U.S.
dollar may negatively affect the translation of foreign currency denominated earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the Canadian dollar. A hypothetical 5.0% change is used when foreign currency exchange risk is reported internally to key management personnel and represents management’s assessment of a reasonably possible change in foreign currency exchange rates. A hypothetical 5.0% change in the
U.S. dollar against any other currency would not have a material impact on our Income before income tax expense and income from equity method investments in the three and six months ended June 30, 2025 and 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the preparation of this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer
(“the Certifying Officers”). Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025 because of our previously reported material weakness in our internal control over financial reporting, as described in the Risk Factors section on our
Form 10 filed on May 7, 2025.
Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed, management identified a material weakness in the design and operation of our internal control over financial reporting related to insufficient accounting and supervisory personnel who have the appropriate level of U.S. GAAP technical accounting experience and training.
Ongoing Remediation Efforts to Address the Previously Identified Material Weakness
Management, under the oversight of the Audit Committee, is in the process of implementing measures designed to remediate the factors contributing to the material weakness, including:
•Continuing to recruit qualified personnel with U.S. GAAP and SEC experience to support enhanced control ownership;
•As a newly listed public company, establishing Finance Policy and Disclosure Committees comprised of qualified personnel; and

•Utilizing outside resources with specialized accounting expertise to supplement internal resources as needed.
Although we have taken steps to implement our remediation plan, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. We will continue to monitor the effectiveness of our remediation plan and refine the remediation plan as appropriate.
Changes in Internal Controls over Financial Reporting
Other than with respect to the remediation efforts in connection with the material weakness described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is from time to time a party to various legal proceedings that arise in the ordinary course of business.
See Note 17 (Commitments and contingencies) of this Form 10-Q for additional discussion concerning our legal proceedings.
The Company has elected to use a $1 million sanctions threshold for disclosing certain proceedings under environmental laws to which a governmental authority is a party. Applying this threshold, there were no relevant legal proceedings to disclose for this period.
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed under the section entitled “Risk Factors” in the
Information Statement filed as Exhibit 99.1 of the Company’s Amendment No.1 to the Registration Statement on
Form 10 filed on May 7, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
For information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the
Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K see Exhibit 95 of
this report, which is incorporated herein by reference.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit No.	Exhibit
2.1#
Separation and Distribution Agreement, dated as of June 20, 2025, by and between Holcim Ltd and Amrize
Ltd (Exhibit 2.1 to the Company’s Form 8-K filed June 23, 2025, File No. 1-42542, and incorporated herein by reference).

3.1	Articles of Association of Amrize Ltd (Exhibit 3.1 to the Company’s Form 8-K filed June 23, 2025, File No. 1-42542, and incorporated herein by reference).
3.2	Organizational Resolutions of Amrize Ltd (Exhibit 3.2 to the Company’s Form 8-K filed June 23, 2025, File No. 1-42542, and incorporated herein by reference).
4.1
Supplemental Indenture, dated June 18, 2025, by and among Holcim Finance US LLC, Amrize, Holcim Ltd and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to the Company’s Form 8-K
filed June 18, 2025, File No. 1-42542, and incorporated herein by reference).

4.2
Indenture, dated June 18, 2025, by and among Holcim Finance US LLC, Amrize, Holcim Ltd and The Bank of
New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.2 to the Company’s Form 8-K filed June 18,
2025, File No. 1-42542, and incorporated herein by reference).

4.3	Form of 3.500% Senior Notes due 2026 (included in Exhibit 4.1 of the Company’s Form 8-K filed June 18, 2025, File No. 1-42542, and incorporated herein by reference).
4.4	Form of 4.200% Senior Notes due 2033 (included in Exhibit 4.1 of the Company’s Form 8-K filed June 18, 2025, File No. 1-42542, and incorporated herein by reference).
4.5	Form of 7.125% Senior Notes due 2036 (included in Exhibit 4.1 of the Company’s Form 8-K filed June 18, 2025, File No. 1-42542, and incorporated herein by reference).
4.6	Form of 6.875% Senior Notes due 2039 (included in Exhibit 4.1 of the Company’s Form 8-K filed June 18, 2025, File No. 1-42542, and incorporated herein by reference).
4.7	Form of 6.500% Senior Notes due 2043 (included in Exhibit 4.1 of the Company’s Form 8-K filed June 18, 2025, File No. 1-42542, and incorporated herein by reference).
4.8	Form of 4.750% Senior Notes due 2046 (included in Exhibit 4.1 of the Company’s Form 8-K filed June 18, 2025, File No. 1-42542, and incorporated herein by reference).
4.9
Registration Rights Agreement, dated June 18, 2025, by and among Holcim Finance US LLC, Amrize and
BNP Paribas Securities Corp., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co.
LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC and Santander US Capital Markets LLC, as
Dealer Managers (Exhibit 4.9 to the Company’s Form 8-K filed June 18, 2025, File No. 1-42542, and incorporated herein by reference).

4.10
Indenture, dated as of April 7, 2025, by and among Holcim Finance US LLC, the Registrant and Holcim Ltd, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 10.8 to the
Company’s Amendment No. 1 to Form 10 filed May 7, 2025, File No. 1-42542, and incorporated herein by

4.11
First Supplemental Indenture, dated as of April 7, 2025, by and among Holcim Finance US LLC, the
Registrant and Holcim Ltd, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as
Trustee (Exhibit 10.9 to the Company’s Amendment No. 1 to Form 10 filed May 7, 2025, File No. 1-42542, and incorporated herein by reference).

4.12
Registration Rights Agreement, dated as of April 7, 2025, by and among Holcim Finance US LLC, the
Registrant and Holcim Ltd (Exhibit 10.10 to the Company’s Amendment No. 1 to Form 10 filed May 7, 2025,
File No. 1-42542, and incorporated herein by reference).

10.1	Amrize Ltd 2025 Omnibus Incentive Plan. (Exhibit 4.3 to the Company’s Form S-8 filed June 23, 2025, File No. 1-42542, and incorporated herein by reference).
10.2	Amrize Ltd Employee Stock Purchase Plan. (Exhibit 4.4 to the Company’s Form S-8 filed June 23, 2025, File No. 1-42542, and incorporated herein by reference).
10.3#
Transition Services Agreement, dated as of June 20, 2025, by and between Holcim Ltd and Amrize Ltd
(Exhibit 10.1 to the Company’s Form 8-K filed June 23, 2025, File No. 1-42542, and incorporated herein by

10.4#
Tax Matters Agreement, dated as of June 20, 2025, by and between Holcim Ltd and Amrize Ltd (Exhibit 10.2 to the Company’s Form 8-K filed June 23, 2025, File No. 1-42542, and incorporated herein by reference).

Exhibit No.	Exhibit
10.5
Employee Matters Agreement, dated as of June 20, 2025, by and between Holcim Ltd and Amrize Ltd
(Exhibit 10.3 to the Company’s Form 8-K filed June 23, 2025, File No. 1-42542, and incorporated herein by

10.6#
Intellectual Property Cross-License Agreement, dated as of June 20, 2025, by and between Holcim
Technology Ltd and Amrize Technology Switzerland LLC (Exhibit 10.4 to the Company’s Form 8-K filed
June 23, 2025, File No. 1-42542, and incorporated herein by reference).

10.7#
Trademark License Agreement, dated as of June 20, 2025, by and among Holcim Ltd, Holcim Technology Ltd and Amrize Technology Switzerland LLC (Exhibit 10.5 to the Company’s Form 8-K filed June 23, 2025, File
No. 1-42542, and incorporated herein by reference).

10.8#†
Revolving Credit Agreement, dated as of March 24, 2025, by and among the Registrant, Holcim Ltd, as
Guarantor, Holcim Finance US LLC, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as
Administrative Agent, and BNP Paribas, as Syndication Agent (Exhibit 10.6 to the Company’s Amendment
No. 1 to Form 10 filed May 7, 2025, File No. 1-42542, and incorporated herein by reference).

10.9#†
Term Loan Credit Agreement, dated as of March 24, 2025, by and among the Registrant, Holcim Ltd, as
Guarantor, Holcim Finance US LLC, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as
Administrative Agent, and BNP Paribas, as Syndication Agent (Exhibit 10.7 to the Company’s Amendment
No. 1 to Form 10 filed May 7, 2025, File No. 1-42542, and incorporated herein by reference).

10.10	Form of Indemnification Agreement (Exhibit 10.6 to the Company’s Form 10 filed February 28, 2025, File No. 1-42542, and incorporated herein by reference).
10.11
Employment Offer Letter, dated March 1, 2021, by and between Jamie Gentoso and Holcim (US) Inc. (Exhibit
10.9 to the Company’s Form 10 filed February 28, 2025, File No. 1-42542, and incorporated herein by

10.12
Employment Agreement, dated May 2, 2025, effective June 1, 2025, by and between Nollaig Forrest and
Amrize Technology Switzerland LLC (Exhibit 10.15 to the Company’s Amendment No. 1 to Form 10 filed
May 7, 2025, File No. 1-42542, and incorporated herein by reference).

10.13
Amended and Restated Employment Agreement, dated May 1, 2025, effective September 3, 2024, by and between Jaime Hill and Holcim (US) Inc. (Exhibit 10.16 to the Company’s Amendment No. 1 to Form 10
filed May 7, 2025, File No. 1-42542, and incorporated herein by reference).

10.14
Amended and Restated Employment Agreement, dated May 1, 2025, effective January 1, 2025, by and between Ian Johnston and Holcim (US) Inc. (Exhibit 10.17 to the Company’s Amendment No. 1 to Form 10
filed May 7, 2025, File No. 1-42542, and incorporated herein by reference).

10.15
Employment Agreement, dated April 28, 2025, by and between Jan Jenisch and the Registrant (Exhibit 10.18 to the Company’s Amendment No. 1 to Form 10 filed May 7, 2025, File No. 1-42542, and incorporated herein by reference).

10.16
International Assignment Agreement, dated May 5, 2025, by and between Nollaig Forrest and Amrize
Technology Switzerland LLC (Exhibit 10.19 to the Company’s Amendment No. 1 to Form 10 filed May 7,
2025, File No. 1-42542, and incorporated herein by reference).

31.1*	Certification of CEO, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Disclosure of Mine Safety and Health Administration (MSHA) Safety Data
101*	Inline eXtensible Business Reporting Language (XBRL).
104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101)
#   Certain schedules and/or exhibits have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. The
Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange
Commission upon its request.
†    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant
agrees to furnish supplementally an unredacted copy of this exhibit to the SEC upon its request.
*              Filed herewith
**          Furnished (and not filed) herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Amrize Ltd

By:	/s/ Ian Johnston
Name:	Ian Johnston
Title:	Chief Financial Officer
(Duly authorized officer and principal financial officer)
Date:	August 7, 2025