Form 10-Q
period 2025-09-30
Amrize Ltd
filed 2025-10-29
CIK 2035989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.
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
Yes ☐ No ☒.
As of September 30, 2025, the number of outstanding Ordinary Shares was 553,082,069, net of Treasury Shares.
Certain Terms
References to the Company’s “Ordinary Shares”, “Common Shares” or “Common Stock” refer to our Ordinary
Shares. Unless the context requires otherwise, the “Company”, “Amrize”, “we”, “us”, or “our” refers to Amrize Ltd., Inc. on a consolidated basis.
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
•    Amrize's obligation to indemnify Holcim Ltd (“Holcim”) pursuant to the agreements entered into connection with the separation and the risk Holcim may not fulfill any obligations to indemnify Amrize under such agreements;
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
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Amrize Ltd
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues	$3,675	$3,446	$8,976	$8,855
Cost of revenues	(2,589)	(2,404)	(6,702)	(6,562)
Gross profit	1,086	1,042	2,274	2,293
Selling, general and administrative expenses	(312)	(241)	(850)	(682)
Gain on disposal of long-lived assets	4	43	9	49
Loss on impairments	—	—	(2)	(2)
Operating income	778	844	1,431	1,658
Interest expense, net	(89)	(130)	(328)	(384)
Other non-operating (expense) income, net	—	(11)	2	(7)
Income before income tax expense and income from equity method investments	689	703	1,105	1,267
Income tax expense	(150)	(155)	(226)	(293)
Income from equity method investments	4	4	5	7
Net income	543	552	884	981
Net loss attributable to noncontrolling interests	2	1	3	2
Net income attributable to the Company	$545	$553	$887	$983

Earnings per share attributable to the Company:
Basic	$0.99	$1.00	$1.60	$1.78
Diluted	$0.98	$1.00	$1.60	$1.78
Weighted-average number of shares outstanding:
Basic	553.1	553.1	553.1	553.1
Diluted	553.9	553.1	553.4	553.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Comprehensive income:
Net income	$543	$552	$884	$981
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(80)	70	158	(83)
Net change in fair value of cash flow hedges, net of tax	—	(4)	7	3
Actuarial (losses) gains and prior service (costs) credits for defined benefit pension plans and other postretirement benefit plans, net of tax	1	(2)	(1)	(2)
Total other comprehensive (loss) income, net of tax	(79)	64	164	(82)
Total comprehensive income	$464	$616	$1,048	$899
Comprehensive loss attributable to noncontrolling interests	2	1	3	2
Comprehensive income attributable to the Company	$466	$617	$1,051	$901
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Balance Sheets
(In millions, except share data)

	As of	As of
	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$826	$1,585
Accounts receivable, net	2,046	1,011
Due from related-party	—	58
Inventories	1,511	1,452
Related-party notes receivable	—	532
Prepaid expenses and other current assets	186	143
Total current assets	4,569	4,781
Property, plant and equipment, net	7,837	7,534
Goodwill	8,993	8,917
Intangible assets, net	1,762	1,832
Operating lease right-of-use assets, net	617	547
Other noncurrent assets	257	194
Total Assets	$24,035	$23,805
Liabilities and Equity
Current Liabilities:
Accounts payable	$1,322	$1,285
Short-term borrowings	547	—
Due to related-party	—	89
Current portion of long-term debt	332	5
Current portion of related-party notes payable	—	129
Operating lease liabilities	129	149
Other current liabilities	822	893
Total current liabilities	3,152	2,550
Long-term debt	4,932	980
Related-party notes payable	—	7,518
Deferred income tax liabilities	946	936
Noncurrent operating lease liabilities	501	386
Other noncurrent liabilities	1,606	1,521
Total Liabilities	11,137	13,891
Commitments and contingencies (see Note 17)
Equity:
Common stock, par value of $0.01 per share, 680,250,615 shares authorized, 566,875,513 shares issued and 553,082,069 shares outstanding as of September 30, 2025	6	—
Additional paid-in capital	12,734	—
Retained earnings	601	—
Net parent investment	—	10,521
Treasury stock, 13,793,444 shares as of September 30, 2025	—	—
Accumulated other comprehensive loss	(440)	(606)
Total Equity attributable to the Company	12,901	9,915
Noncontrolling interests	(3)	(1)
Total Equity	12,898	9,914
Total Liabilities and Equity	$24,035	$23,805
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$884	$981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	670	664
Share-based compensation	6	5
Gain on disposal of long-lived assets	(9)	(18)
Gain on land expropriation	—	(31)
Deferred tax expense	12	—
Net periodic pension benefit cost	8	21
Other items, net	77	85
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,004)	(569)
Due from related-party	49	(17)
Inventories	(24)	(161)
Accounts payable	9	(259)
Due to related-party	(82)	40
Other assets	(72)	(48)
Other liabilities	(102)	(88)
Defined benefit pension plans and other postretirement benefit plans	(18)	(50)
Net cash provided by operating activities	404	555
Cash flows from investing activities:
Purchases of property, plant and equipment	(631)	(558)
Acquisitions, net of cash acquired	(86)	(21)
Proceeds from disposals of long-lived assets	12	33
Proceeds from land expropriation	20	32
Proceeds from property and casualty insurance	2	—
Net decrease (increase) in short-term related-party notes receivable from cash pooling program	522	(326)
Other investing activities, net	(50)	(16)
Net cash used in investing activities	(211)	(856)
Cash flows from financing activities:
Transfers to Parent, net	(91)	(297)
Proceeds from short-term borrowings, net	547	—
Proceeds from issuance of long-term debt, net of discount	3,395	—
Payments of debt issuance costs	(24)	—
Net (repayments) proceeds of short-term related-party debt	(129)	(5)
Proceeds from debt-for-debt exchange with Parent	922	—
Proceeds from issuances of long-term related-party debt	22	20
Repayments of long-term related-party debt	(5,541)	(30)
Payments of finance lease obligations	(75)	(59)
Other financing activities, net	(4)	(3)
Net cash used in financing activities	(978)	(374)
Effect of exchange rate changes on cash and cash equivalents	26	(12)
Decrease in cash and cash equivalents	(759)	(687)
Cash and cash equivalents at the beginning of period	1,585	1,107
Cash and cash equivalents at the end of period	$826	$420
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Statements of Equity (Unaudited)
(In millions)

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive loss	Equity attributable to noncontrolling interests	Total equity
Balance as of June 30, 2025	567	$6	(14)	$—	$12,730	$59	$—	$(361)	$(1)	$12,433
Net income (loss)	—	—	—	—	—	545	—	—	(2)	543
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(79)	—	(79)
Share-based compensation expense and other	—	—	—	—	4	(3)	—	—	—	1
Balance as of September 30, 2025	567	$6	(14)	$—	$12,734	$601	$—	$(440)	$(3)	$12,898

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive loss	Equity attributable to noncontrolling interests	Total equity
Balance as of June 30, 2024	—	$—	—	$—	$—	$—	$9,772	$(463)	$(1)	$9,308
Net income (loss)	—	—	—	—	—	—	553	—	(1)	552
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	64	—	64
Net transfers to Parent	—	—	—	—	—	—	(87)	—	—	(87)
Balance as of September 30, 2024	—	$—	—	$—	$—	$—	$10,238	$(399)	$(2)	$9,837

Amrize Ltd
Condensed Consolidated Statements of Equity (Unaudited)
(In millions)

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive loss	Equity attributable to noncontrolling interests	Total equity
Balance as of December 31, 2024	—	$—	—	$—	$—	$—	$10,521	$(606)	$(1)	$9,914
Net income (loss)	—	—	—	—	—	604	283	—	(3)	884
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	164	—	164
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	(1)	—	1	—
Net transfers from Parent including Spin- off-related adjustments	—	—	—	—	—	—	1,933	2	—	1,935
Issuance of Common stock, Treasury stock and reclassification of Net parent investment	567	6	(14)	—	12,730	—	(12,736)	—	—	—
Share-based compensation expense and other	—	—	—	—	4	(3)	—	—	—	1
Balance as of September 30, 2025	567	$6	(14)	$—	$12,734	$601	$—	$(440)	$(3)	$12,898

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive loss	Equity attributable to noncontrolling interests	Total equity
Balance as of December 31, 2023	—	$—	—	$—	$—	$—	$9,520	$(317)	$—	$9,203
Net income (loss)	—	—	—	—	—	—	983	—	(2)	981
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(82)	—	(82)
Net transfers to Parent	—	—	—	—	—	—	(265)	—	—	(265)
Balance as of September 30, 2024	—	$—	—	$—	$—	$—	$10,238	$(399)	$(2)	$9,837
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Further, prior to the Spin-off, Parent’s third-party debt and related interest expense was not attributed to the
Company because the Company was not considered the primary obligor of the debt, and the Company was not a named guarantor or joint and severally liable for any of Parent’s third-party debt. Prior to the Spin-off, the Company

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
had related-party note agreements in place with Parent for the financing of its capital needs, which are reflected as
Related-party notes payable on the condensed consolidated balance sheet as of December 31, 2024. As part of the
Spin-off, the Company issued senior unsecured notes and completed a bond exchange as described in Note 10
(Debt). A portion of the proceeds from the issuance of the senior unsecured notes and completion of the bond exchange was used to repay the Company’s related-party indebtedness due to Parent. Parent also completed an equity contribution to the Company to settle the remaining related-party indebtedness due to Parent as described in
Note 18 (Related party). Interest expense, net in the unaudited condensed consolidated statements of operations reflects interest on borrowing and funding associated with the related-party note agreements for periods prior to the
Spin-off. Subsequent to the Spin-off, Interest expense, net in the unaudited condensed consolidated statements of operations reflects interest expense primarily related to the newly issued senior unsecured notes, the notes obtained in the bond exchange with Parent, the commercial paper program, and interest associated with other long-term debt.
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
Additionally, in relation to the Spin-off, Parent allocated $5 million of transaction costs to the Company for the three months ended September 30, 2024, and $11 million and $15 million for the nine months ended September
30, 2025 and 2024, respectively. These allocated transaction costs correspond to the costs incurred by the Parent that are directly attributable to the Company, such as rebranding costs, employee-related costs (i.e. recruitment and relocation expenses) and costs to establish certain standalone functions. These costs are recorded in Selling, general and administrative expenses and are deemed to be settled in the period in which the costs are included in Net parent investment on the condensed consolidated balance sheet for periods prior to the Spin-off. The Company also directly recorded certain non-recurring transaction costs related to the Spin-off. See Note 14 (Segment information) for detail on total non-recurring Spin-off and separation-related costs.
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Estimates and assumptions have been based on the available information and regulations in place as of
September 30, 2025. Although these assumptions and estimates are based on management’s knowledge of, and experience with, past and current events, actual results could differ materially from these assumptions and estimates.
Fair value measurement
The carrying values of the Company’s Cash and cash equivalents and Short-term borrowings approximate their fair values because of the short-term nature of these instruments. See Note 10 (Debt) for disclosures on the fair value of Long-term debt.
Note 2. New accounting standards
Recently adopted accounting pronouncements
There were no material impacts from the adoption of new accounting standards for the nine months ended
September 30, 2025.
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table disaggregates revenues by product line for each of the Company’s reportable segments:

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2025	2024	2025	2024
Building Materials
Cement	$1,374	$1,332	$3,292	$3,404
Aggregates and other construction materials	1,567	1,398	3,474	3,305
Interproduct revenues	(167)	(179)	(413)	(460)
Building Envelope	901	895	2,623	2,606
Total Revenues	$3,675	$3,446	$8,976	$8,855
Contract assets include estimated earnings in excess of billings on uncompleted construction contracts. The current portion of contract assets were $69 million, $30 million, $82 million and $24 million as of September 30,
2025, December 31, 2024, September 30, 2024 and December 31, 2023, respectively, and are included within
Prepaid expenses and other current assets on the condensed consolidated balance sheets. The noncurrent portion of contract assets were $68 million, $57 million, $32 million, and $32 million as of September 30, 2025, December 31,
2024, September 30, 2024 and December 31, 2023, respectively, and are included within Other noncurrent assets on the condensed consolidated balance sheets.
Contract liabilities
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the Building Envelope segment. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. Prior to the Spin-off, certain contract liability balances were related-party in nature and are recorded in Due to related-party on the condensed consolidated balance sheet as of December 31, 2024. The following table includes a summary of the change in contract liabilities:

(In millions)	2025	2024
Balance as of January 1	$408	$316
Revenue recognized	(66)	(37)
Revenue deferred	44	68
Balance as of September 30	$386	$347
The Company’s remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially satisfied, consisting of deferred revenue. As of September 30, 2025, the
Company’s remaining performance obligations were $386 million. The Company expects to recognize $37 million of the deferred revenue during the next twelve months, and the remaining $349 million thereafter.
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
The Company completed the following three acquisitions in the nine months ended September 30, 2025 for total consideration of $98 million, net of cash acquired:
•Northstar Concrete, a provider of ready-mix and concrete finishing solutions in Alberta, Canada (August
2025)

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
•Langley Concrete, a provider of precast solutions and concrete pipes in British Columbia, Canada (May
2025)
•Jamaica Aggregates Limited, an aggregates producer with sand and stone quarries in Jamaica, which is a joint venture that was previously accounted for as an equity method investment (January 2025)
The operating results of these acquisitions are reported in the Building Materials segment. Pro forma financial information reflecting the effects of the acquisition for the three and nine months ended September 30,
2025 are not presented, as none of these business combinations, individually or in the aggregate, are material to the
Company’s results of operations for the period.
The total consideration and the fair values of identifiable assets acquired and liabilities assumed, including immaterial measurement period adjustments related to these acquisitions were as follows:

(In millions)	Total 2025 Acquisitions
Total consideration	$98
Total Assets and Liabilities Acquired
Inventories, net	23
Property, plant and equipment, net	43
Intangible assets	20
Debt assumed	(3)
Net working capital	(2)
Total identifiable net assets at fair value	81
Goodwill	17
Total estimated fair value of net assets	98
Less: fair value of previously held equity method investment	(11)
Net consideration	$87
Acquisitions of business, net of cash acquired
Cash consideration	87
Less: cash and cash equivalents acquired	(1)
Total outflow in the statement of cash flows	$86
Note 5. Accounts receivable, net
Accounts receivable, net were as follows:

	As of	As of
(In millions)	September 30, 2025	December 31, 2024
Trade receivables	$2,015	$1,023
Less: allowance for credit losses	(31)	(51)
Other current receivables, net	62	39
Accounts receivable, net	$2,046	$1,011
The changes in the allowance for credit losses were as follows:

(In millions)	2025	2024
Balance as of January 1	$51	$49
Charge-offs	(11)	(1)
Provision for credit losses	6	4
Foreign currency translation and other	(15)	—
Balance as of September 30	$31	$52

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6. Inventories
Inventories were as follows:

	As of	As of
(In millions)	September 30, 2025	December 31, 2024
Raw materials, parts, and supplies	$612	$542
Semi-finished and finished goods	899	910
Total Inventories	$1,511	$1,452
Note 7. Property, plant and equipment, net
Property, plant and equipment, net was as follows:

	As of	As of
(In millions)	September 30, 2025	December 31, 2024
Land and mineral reserves	$3,294	$3,361
Buildings and installations	2,990	2,948
Machines, furniture, vehicles and tools	9,304	9,001
Construction in progress	607	439
Finance lease right-of-use assets	519	334
Total property, plant and equipment	16,714	16,083
Less: accumulated depreciation, depletion and impairment	(8,877)	(8,549)
Property, plant and equipment, net	$7,837	$7,534
Depreciation and depletion expense was $192 million and $189 million for the three months ended
September 30, 2025 and 2024, respectively, and $555 million and $542 million for the nine months ended
September 30, 2025 and 2024, respectively. Depreciation expense is recorded within Cost of revenues and Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations and depletion expense is recorded within Cost of revenues on the unaudited condensed consolidated statements of operations.
The Company did not record impairment charges for the three months ended September 30, 2025 and 2024.
Impairment charges related to assets no longer in service were $2 million for each of the nine months ended
September 30, 2025 and 2024. Asset impairments are included in Loss on impairments on the unaudited condensed consolidated statements of operations.
The Company recorded gains on disposals of long-lived assets of $4 million and $43 million for the three months ended September 30, 2025 and 2024, respectively, and $9 million and $49 million for the nine months ended
September 30, 2025 and 2024, respectively. The gains on disposals for the three and nine months ended September
30, 2024 included a gain of $31 million within the Building Materials segment related to a land expropriation transaction.
Note 8. Goodwill and intangible assets, net
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Building Materials	Building Envelope	Total
Balance as of December 31, 2024	$4,891	$4,026	$8,917
Acquisitions	17	—	17
Foreign currency translation adjustment and other(1)	59	—	59
Balance as of September 30, 2025	$4,967	$4,026	$8,993
__________________
(1)Includes measurement period adjustments from prior year acquisitions.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
No goodwill impairment triggering events were identified during the nine months ended September 30, 2025.
Intangible assets, net
Amortization of long-lived intangible assets was $36 million for each of the three months ended September
30, 2025 and 2024, and $105 million and $112 million for the nine months ended September 30, 2025 and 2024, respectively, and is included within Cost of revenues and Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. The Company does not have any indefinite-lived intangible assets other than goodwill.
Note 9. Additional financial information
Prepaid expenses and other current assets consisted of the following:

	As of	As of
(In millions)	September 30, 2025	December 31, 2024
Prepaid expenses	$106	$93
Contract assets	69	30
Other	11	20
Total Prepaid expenses and other current assets	$186	$143
Other noncurrent assets consisted of the following:

	As of	As of
(In millions)	September 30, 2025	December 31, 2024
Equity method investments	$50	$56
Advanced payments to suppliers(1)	35	14
Contract assets	68	57
Other	104	67
Total Other noncurrent assets	$257	$194
__________________
(1)Advanced payments to suppliers primarily includes prepayment made to Sublime Systems.
Other current liabilities consisted of the following:

	As of	As of
(In millions)	September 30, 2025	December 31, 2024
Finance lease liabilities	$105	$65
Income tax payable	49	196
Employee-related liabilities other than pension	188	204
Short-term provisions	75	57
Contract liabilities	37	67
Asset retirement obligations	34	27
Pension liabilities	23	23
Accrued purchases of property, plant and equipment	47	72
Self-insurance reserves	30	27
Accrued interest	92	13
Other(1)	142	142
Total Other current liabilities	$822	$893
__________________
(1)Other current liabilities primarily consist of property taxes, sales taxes and accrued expenses.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other noncurrent liabilities consisted of the following:

	As of	As of
(In millions)	September 30, 2025	December 31, 2024
Liabilities for unrecognized tax benefits	$173	$167
Finance lease liabilities	342	312
Asset retirement obligations	235	242
Pension liabilities	235	235
Contract liabilities	349	341
Environmental remediation liabilities	58	54
Self-insurance reserves	99	62
Other(1)	115	108
Total Other noncurrent liabilities	$1,606	$1,521
__________________
(1)Other noncurrent liabilities primarily consist of standard warranty reserves, employee-related liabilities other than pensions and end of lease costs.
Note 10. Debt
Long-term debt consisted of the following:

	Effective interest rate as of September 30,	Balance as of September 30,	Balance as of December 31,
(In millions)	2025	2025	2024
3.500% Unsecured Notes due 2026	3.59%	$326	$400
4.750% Unsecured Notes due 2046	5.02%	554	590
4.600% Unsecured Notes due 2027	4.65%	700	—
4.700% Unsecured Notes due 2028	4.76%	700	—
4.950% Unsecured Notes due 2030	5.01%	1,000	—
5.400% Unsecured Notes due 2035	5.47%	1,000	—
7.125% Unsecured Notes due 2036	7.25%	445	—
6.875% Unsecured Notes due 2039	6.99%	191	—
6.500% Unsecured Notes due 2043	6.61%	239	—
4.200% Unsecured Notes due 2033	4.24%	50	—
7.650% Private Placement due 2031	7.80%	50	—
Other		7	8
Total principal		5,262	998
Unamortized discounts, premiums and debt issuance costs		2	(13)
Total long-term debt		5,264	985
Less: current portion of long-term debt		(332)	(5)
Long-term debt		$4,932	$980
Debt is reported on the condensed consolidated balance sheets at par value adjusted for unamortized discount or premium and unamortized issuance costs. The fair value of the Company’s long-term debt as of
September 30, 2025 was $5,044 million, which is comprised of the fair value of unsecured notes of $4,987 million and other long-term debt of $57 million. The fair value of the unsecured notes is based on listed market prices and was categorized as Level 1 in the fair value hierarchy. The fair value of the Company’s other long-term debt approximates carrying value. The fair value of the Company’s long-term debt was as follows:

(In millions)	As of September 30, 2025
Carrying amount	$4,932
Fair value	$5,044

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company recognized interest expense related to third-party debt of $79 million and $11 million for the three months ended September 30, 2025 and 2024, respectively, and $144 million and $32 million for the nine months ended September 30, 2025 and 2024, respectively. Debt issuance costs amortized to Interest expense, net on the unaudited condensed consolidated statements of operations were immaterial for the three and nine months ended
September 30, 2025 and 2024. Third-party interest income was $6 million and $2 million for the three months ended
September 30, 2025 and 2024, respectively, and $30 million and $12 million for the nine months ended September
30, 2025 and 2024, respectively. Refer to Note 18 (Related party) for interest income on amounts contributed to the cash pooling program prior to the Spin-off.
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Bank credit
On May 15, 2025, the Company established a commercial paper program for the issuance of short-term promissory notes with a maximum aggregate principal amount of $2.0 billion outstanding at any time (“Commercial
Paper Program”). The Commercial Paper Program provides for private placements in the United States under
Section 4(a)(2) of the Securities Act. The short-term promissory notes issued under the Commercial Paper Program will be unsecured notes ranking at least pari passu with all of our other senior unsecured indebtedness. These short-
term promissory notes are anticipated to be offered at par less a discount representing an interest factor or, if interest bearing, at par. The Commercial Paper Program contains representations and warranties, covenants and events of default that are customary for this type of financing. On June 10, 2025, the Company began issuing short-term promissory notes under the Commercial Paper Program. As of September 30, 2025, the Company has $547 million notes outstanding, with a weighted average interest rate of 4.449%, included within Short-term borrowings on the condensed consolidated balance sheets.
On March 24, 2025, the Company entered into a 5-year committed, senior unsecured revolving credit facility that may be used for general corporate purposes (the “Revolving Credit Facility”) with commitments of $2 billion. Interest is payable on the loans under the Revolving Credit Facility at a rate per annum equal to: (i) for revolving loans in U.S. dollars, either (A) a base rate defined as a rate per annum equal to the greatest of (x) the prime rate then in effect, (y) the greater of the federal funds rate and the overnight bank funding rate then in effect, in each case, as determined by the Federal Reserve Bank, plus 0.500% per annum, and (z) term SOFR rate determined on the basis of a one-month interest period, plus 1.000% (the greatest of (x), (y) and (z), the “Base
Rate”) or (B) the forward-looking SOFR term rate published by CME Group Benchmark Administration Limited subject to a floor of zero (“Term SOFR”) and (ii) for revolving loans in Canadian dollars, the forward-looking
CORRA term rate published by Candeal Benchmark Administration Services Inc., TSX Inc. or a successor administrator, subject to a floor of zero, plus, in each case (i) or (ii), an applicable margin based on the Company’s credit rating. There were no outstanding balances as of September 30, 2025.
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
The Company has $60 million available in short-term lines of credit expiring December 31, 2025, payable on demand. During the nine months ended September 30, 2025 and the year ended December 31, 2024, the
Company drew down from these credit lines, all of which were repaid within two business days. There were no outstanding balances as of September 30, 2025 and December 31, 2024.
The Company has 40 million Canadian dollars available in short-term lines of credit, payable on demand.
There were no outstanding balances against these lines of credit as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, the Company had unutilized non-trade standby letters of credit of $134 million and $213 million, respectively.
The Company also had intercompany debt arrangements with Parent prior to the Spin-off. See Note 18
(Related party) for additional detail.
Covenants
Certain debt instruments contain restrictive covenants, including a financial covenant that requires the
Company to maintain a net leverage ratio of no more than 3.75 to 1, tested at the end of each fiscal quarter. As of
September 30, 2025, the Company was in compliance with the financial covenants of its debt agreements.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11. Leases
The Company has significant operating and finance leases, including buildings and installations, land, machinery and equipment, furniture and fixtures, land fleet equipment, and rail fleet equipment located within the
United States and Canada.
Balance sheet information related to leases was as follows:

	As of	As of
(In millions)	September 30, 2025	December 31, 2024
Operating lease right-of-use assets, net	$617	$547
Finance lease right-of-use assets, net	401	312
Total lease assets, net	$1,018	$859
Current portion of operating lease liabilities	129	149
Current portion of finance lease liabilities	105	65
Noncurrent portion of operating lease liabilities	501	386
Noncurrent portion of finance lease liabilities	342	312
Total lease liabilities	$1,077	$912
Finance lease right-of-use assets, net are included as a component of Property, plant and equipment, net on the condensed consolidated balance sheets. The current portion of finance lease liabilities are included within Other current liabilities, and the noncurrent portion of finance lease liabilities are included within Other noncurrent liabilities on the condensed consolidated balance sheets.
The following table summarizes the components of lease expense recorded in the unaudited condensed consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2025	2024	2025	2024
Operating lease expense	$48	$41	$134	$118
Finance lease expense
Amortization of leased assets	25	22	73	62
Interest on lease liabilities	4	4	13	11
Short term lease cost	15	14	42	44
Variable lease cost	2	1	3	3
Total lease expense	$94	$82	$265	$238
Note 12. Asset retirement obligations
Asset retirement obligation costs related to accretion of the Company’s liabilities and depreciation of the related assets were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2025	2024	2025	2024
Accretion	$3	$3	$10	$10
Depreciation	6	5	17	14
Total costs	$9	$8	$27	$24
As of September 30, 2025 and December 31, 2024, the current portion of the Company’s liability for asset retirement obligations, which is included within Other current liabilities on the condensed consolidated balance sheets, was $34 million and $27 million, respectively, and the noncurrent portion of the Company’s liability for asset

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
retirement obligations, which is included in Other noncurrent liabilities on the condensed consolidated balance sheets, was $235 million and $242 million, respectively. The following is a reconciliation of asset retirement obligations:

(In millions)	2025
Balance as of January 1	$269
Accretion expense	10
Liabilities incurred and acquired	2
Liabilities settled	(13)
Foreign currency translation adjustment	1
Balance as of September 30	$269
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
Swiss operations, which were included in Parent’s tax filings prior to the Spin-off, will be reflected in separate Swiss tax returns filed by the Company beginning on the date of the Spin-off. Tax liabilities as of September 30, 2025 are reported within the condensed consolidated balance sheet based upon estimated amounts due to tax authorities for which the Company is the primary obligor.
The Company’s tax provision for the interim period is calculated using an estimated annual effective tax rate based on the expected full-year results which is applied to ordinary year-to-date income. The tax provision is adjusted for discrete items that occur in the period to arrive at the total tax expense.
The calculation of the Company’s income tax expense is set forth below:

	For the three months ended September 30,		For the nine months ended September 30,
(In millions, except for percentage data)	2025	2024	2025	2024
Total tax expense	$150	$155	$226	$293
Effective income tax rate	21.8%	22.0%	20.5%	23.1%
The Company’s estimated annual effective tax rate is based on full-year expectations of pretax earnings, statutory tax rates and permanent differences between book and tax accounting.
Effective January 1, 2024, the Company is subject to the 15% minimum tax rate provisions of the
Organization for Economic Co-operation and Development Pillar Two framework enacted into law in both
Switzerland and Canada, jurisdictions in which the Company operates. Estimated Pillar Two taxes of $2 million and
$3 million have been included in the calculation of the Company’s effective tax rate for the three months ended
September 30, 2025 and 2024, respectively, and $6 million and $8 million have been included in the calculation of the Company’s effective tax rate for the nine months ended September 30, 2025 and 2024, respectively.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The change in the effective tax rate compared to the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2025 and 2024 was primarily attributable to the jurisdictional mix of pre-tax income, changes in uncertain tax positions, Pillar Two tax and prior year accrual adjustments.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, which reinstates several favorable tax provisions effective in 2025. The tax effects of the OBBBA have been recognized in the period of enactment and did not have a material impact on our effective tax rate for the period ended September 30, 2025.
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
Segment Adjusted EBITDA excludes the impact of Depreciation, depletion, accretion and amortization, Loss on impairments, unallocated corporate costs, acquisition and integration costs, certain litigation related costs, Spin-off and separation-related costs, restructuring and other costs and Other non-operating (expense) income, net. The accounting policies applicable to each segment are consistent with those used on these unaudited condensed consolidated financial statements.
The key performance indicators for the Company’s reportable segments are presented in the following table. Certain totals presented below may not agree with the line items on the unaudited condensed consolidated statements of operations primarily due to (a) depreciation, depletion, accretion and amortization and (b) unallocated corporate costs.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2025	2024	2025	2024
Revenues:
Building Materials	$2,774	$2,551	$6,353	$6,249
Building Envelope	901	895	2,623	2,606
Total Revenues	$3,675	$3,446	$8,976	$8,855

Cost of revenues:
Building Materials	$1,791	$1,551	$4,334	$4,142
Building Envelope	596	616	1,742	1,754
Total cost of revenues	$2,387	$2,167	$6,076	$5,896

Other segment expenses(1):
Building Materials	$81	$58	$239	$221
Building Envelope	88	80	279	252
Total other segment expenses	$169	$138	$518	$473

Segment Adjusted EBITDA:
Building Materials	$902	$942	$1,780	$1,886
Building Envelope	217	199	602	600
Total Segment Adjusted EBITDA	$1,119	$1,141	$2,382	$2,486
Reconciling items:
Depreciation, depletion, accretion and amortization	(231)	(228)	(670)	(664)
Loss on impairments	—	—	(2)	(2)
Unallocated corporate costs	(52)	(38)	(154)	(96)
Acquisition and integration costs(2)	(4)	(18)	(33)	(33)
Litigation related costs	(40)	(2)	(44)	(3)
Spin-off and separation-related costs(3)	(10)	(8)	(35)	(19)
Restructuring and other costs	(4)	(3)	(13)	(11)
Interest income	5	7	41	22
Interest expense	(94)	(137)	(369)	(406)
Other non-operating (expense) income, net	—	(11)	2	(7)
Total reconciling items	$(430)	$(438)	$(1,277)	$(1,219)
Income before income tax expense and income from equity method investments:	$689	$703	$1,105	$1,267
__________________
(1)Other segment expenses consist of selling, general and administrative expenses and gains on disposals of long-lived assets.
(2)Acquisition and integration costs primarily include certain warranty charges related to a pre-acquisition manufacturing issue.
(3)Spin-off and separation-related costs notably include rebranding costs.
The Company’s capital expenditures by segment were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2025	2024	2025	2024
Capital expenditures(1):
Building Materials	$147	$197	$533	$501
Building Envelope	38	24	98	57
Total capital expenditures	$185	$221	$631	$558
__________________
(1)Capital expenditures for the three and nine months ended September 30, 2025 and 2024 exclude noncash transactions for capital expenditure-related accounts payable.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s assets by segment were as follows:

	As of	As of
(In millions)	September 30, 2025	December 31, 2024
Segment assets(1):
Building Materials	$15,502	$14,306
Building Envelope	7,264	6,987
Total segment assets	22,766	21,293
Other assets	1,269	2,512
Total assets	$24,035	$23,805
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
In connection with the completion of the Spin-off, effective June 1, 2025 and June 20, 2025, Parent transferred to the Company certain Swiss employees who historically operated within specific corporate functions of
Parent. The impact was a transfer of total pension plan assets of $55 million and total pension plan obligations of
$53 million associated with these Swiss employees. The incremental costs related to the pension plan transfer were immaterial to these unaudited condensed consolidated financial statements. These employees were covered under the Holcim Pension Fund (“HPF”) and Holcim Supplementary Pension Fund (“HSPF”), which are pension plans sponsored by Parent. The funded status associated with these employees under the HPF and HSPF was not reflected on the combined balance sheet as of December 31, 2024. Following the completion of the Spin-off, the accumulated asset balances associated with these employees will remain in the HPF and HSPF under an affiliation agreement.
However, under Swiss law, any employees transferred must transfer their accumulated asset balances to their new employer, and the new employer becomes responsible for the pension obligations associated with the accumulated asset balances. The incremental net pension plan assets are reported within Other noncurrent assets on the condensed consolidated balance sheet as of September 30, 2025.
Defined benefit pension plans
The following table summarizes, with respect to defined benefit pension plans, the components of Net periodic pension benefit cost:

	For the three months ended September 30,
	Defined Benefit Pension Plans
	U.S.		Non-U.S.
(In millions)	2025	2024	2025	2024
Components of Net periodic pension benefit
Service cost	$—	$—	$2	$—
Interest cost	1	1	3	9
Expected return on assets	—	—	(3)	(8)
Amortization of actuarial gain	(1)	—	—	—
Settlement loss	—	—	—	12
Net periodic pension benefit cost	$—	$1	$2	$13

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the nine months ended September 30,
	Defined Benefit Pension Plans
	U.S.		Non-U.S.
(In millions)	2025	2024	2025	2024
Components of Net periodic pension benefit
Service cost	$—	$—	$3	$2
Interest cost	3	3	8	25
Expected return on assets	—	—	(8)	(24)
Amortization of actuarial gain	(1)	—	—	—
Settlement loss	—	—	—	12
Net periodic pension benefit cost	$2	$3	$3	$15
Other postretirement benefit plans
The following table summarizes, with respect to other postretirement benefit plans, the components of Net periodic pension benefit cost:

	For the three months ended September 30,
	Other Postretirement Benefit Plans
	U.S.		Non-U.S.
(In millions)	2025	2024	2025	2024
Components of Net periodic pension benefit
Service cost	$—	$—	$1	$1
Interest cost	—	1	—	1
Amortization of actuarial gain	—	(1)	—	(1)
Net periodic pension benefit cost	$—	$—	$1	$1

	For the nine months ended September 30,
	Other Postretirement Benefit Plans
	U.S.		Non-U.S.
(In millions)	2025	2024	2025	2024
Components of Net periodic pension benefit
Service cost	$—	$—	$1	$1
Interest cost	2	2	2	3
Amortization of actuarial gain	(2)	(2)	—	(1)
Net periodic pension benefit cost	$—	$—	$3	$3
Defined contribution plans
In addition to the defined benefit pension plans and other postretirement benefit plans, the Company sponsors various defined contribution plans for U.S. and Canadian employees. Expense recognized with the defined contribution plans totaled $21 million and $20 million for the three months ended September 30, 2025 and 2024, respectively, and $69 million and $63 million for the nine months ended September 30, 2025 and 2024, respectively, and is included within Cost of revenues and Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
None of the union-sponsored multiemployer pension plans in which the Company participates are individually significant. Total contributions to union-sponsored multiemployer pension plans were $10 million and
$9 million for the three months ended September 30, 2025 and 2024, respectively, and $27 million and $26 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 16. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustment	Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance as of June 30, 2025	$(396)	$—	$35	$(361)
Other comprehensive (loss) income before reclassifications	(80)	1	1	(78)
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	(1)	—	(1)
Net current-period Other comprehensive (loss) income	(80)	—	1	(79)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—
Balance as of September 30, 2025	$(476)	$—	$36	$(440)

Balance as of June 30, 2024	$(443)	$(9)	$(11)	$(463)
Other comprehensive income (loss) before reclassifications	70	4	(10)	64
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	(8)	8	—
Net current-period Other comprehensive income (loss)	70	(4)	(2)	64
Balance as of September 30, 2024	$(373)	$(13)	$(13)	$(399)

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions)	Foreign Currency Translation Adjustment	Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2024	$(634)	$(7)	$35	$(606)
Other comprehensive income (loss) before reclassifications	158	11	1	170
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	(4)	(2)	(6)
Net current-period Other comprehensive income (loss)	158	7	(1)	164
Unrecognized gain transferred from Parent pension	—	—	2	2
Balance as of September 30, 2025	$(476)	$—	$36	$(440)

Balance as of December 31, 2023	$(290)	$(16)	$(11)	$(317)
Other comprehensive (loss) income before reclassifications	(83)	5	(9)	(87)
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	(2)	7	5
Net current-period Other comprehensive (loss) income	(83)	3	(2)	(82)
Balance as of September 30, 2024	$(373)	$(13)	$(13)	$(399)
The following amounts were reclassified from Accumulated other comprehensive loss to Net income:

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2025	2024	2025	2024
Net change in fair value of effective portion of cash flow hedges
Cost of revenues	$(2)	$(7)	$(6)	$(1)
Income tax expense (benefit)	1	(1)	2	(1)
Total	$(1)	$(8)	$(4)	$(2)
Actuarial losses and prior service costs for defined benefit pension plans and other postretirement benefit plans
Other non-operating income, net	$(1)	$10	$(3)	$9
Income tax expense (benefit)	1	(2)	1	(2)
Total	$—	$8	$(2)	$7
Total amounts reclassified from Accumulated other comprehensive income (loss) to Net income	$(1)	$—	$(6)	$5
The Company releases tax effects from Accumulated other comprehensive loss when the underlying items affect earnings.
Note 17. Commitments and contingencies
Commitments
In the ordinary course of business, the Company enters into purchase commitments for goods and services including various products and capital expenditures for property, plant and equipment. The Company had purchase

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
commitments for capital expenditures of $222 million and other contractual commitments for products and intangibles of $683 million as of September 30, 2025.
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
The Company records a liability for contingencies when the occurrence of a loss is probable and the amount can be reasonably estimated, and records legal fees as incurred. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, where an estimate can reasonably be made, an estimate of the possible loss. Accruals are based on the best information available, but in certain situations, management is unable to estimate an amount or range of a reasonably possible loss, including, but not limited to, when: (1) the damages are indeterminate, (2) the proceedings are in the early stages, (3) numerous parties are involved, or (4) the matter involves novel or unsettled legal theories.
The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter. Although it is not possible to predict with certainty the outcome of these unresolved legal actions, the Company believes that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity. In the third quarter of 2025, the Company accrued nonrecurring legal costs of approximately
$40 million, consisting primarily of litigation and settlement costs that were mainly paid in the fourth quarter of
2025.
Warranties
The Company provides standard warranties on many of its products within the Building Envelope segment.
The liability for standard warranty programs is included in Other current liabilities and Other noncurrent liabilities.
The change in the standard warranty liability for the nine months ended September 30, 2025 and 2024 is as follows:

(In millions)	2025	2024
Balance as of January 1	$60	$18
Increase for warranties issued	12	10
Increase for pre-existing warranties	23	52
Decrease for payments	(26)	(22)
Balance as of September 30	$69	$58

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company increased the standard pre-existing warranty accrual for the Building Envelope segment by
$4 million and $40 million for the three months ended September 30, 2025 and 2024, respectively, and $23 million and $52 million for the nine months ended September 30, 2025 and 2024, respectively, which was recorded in Cost of revenues on the unaudited condensed consolidated statements of operations, notably attributed to a pre-
acquisition manufacturing issue. The increase in the pre-existing accrual associated with the Company’s standard warranty program was influenced by important factors such as the long-tail line of coverage, persistent claims experience, and relatively immature claims history.
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
The Company accrued environmental remediation obligations of $65 million and $64 million for cleanup, restoration and ongoing maintenance and monitoring requirements as of September 30, 2025 and December 31,
2024, respectively, which are included in Other current liabilities and Other noncurrent liabilities on the condensed consolidated balance sheets.
Off balance sheet arrangements
Periodically, the Company enters into off balance sheet commitments, including surety bonds and letters of credit, to fulfill certain obligations related to specific projects, insurance and site restoration. As of September 30,
2025 and December 31, 2024, the Company had outstanding commitments amounting to $788 million and $809 million, respectively. Historically, no material claims have been made against these financial instruments. The
Company did not have any other off balance sheet arrangements as of September 30, 2025 and December 31, 2024.
Self-insurance reserves
The Company’s wholly-owned captive insurance company, Mountain Prairie Insurance Company
(“MPIC”), which is subject to applicable insurance rules and regulations, is the primary insurer for the Company’s exposure related to workers’ compensation, general liability, property, product liability and automobile liability.
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
Self-insurance reserves, excluding certain amounts recorded in Accounts payable, were $129 million and
$89 million as of September 30, 2025 and December 31, 2024, respectively.

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
The financial statement impact of these agreements was immaterial as of September 30, 2025 and for the three and nine months ended September 30, 2025.
The following discussion summarizes activity between the Company and Parent that occurred prior to the completion of the Spin-off.
Related-party transactions
The Company and Parent have historically had intercompany activity, resulting in revenues and expenses for both parties prior to the Spin-off. Transactions between the Company and other businesses of Parent were considered related-party transactions. Revenues for products and services provided to Parent by the Company were
$12 million for the three months ended September 30, 2024, and $33 million and $58 million for the nine months ended September 30, 2025 and 2024, respectively. The costs incurred by the Company related to products and services purchased from Parent were $54 million  for the three months ended September 30, 2024, and $69 million and $167 million for the nine months ended September 30, 2025 and 2024, respectively, and are contained within
Cost of revenues on the unaudited condensed consolidated statements of operations. The Company also generated revenues from its equity method investees of $5 million and $6 million for the three months ended September 30,
2025 and 2024, respectively, and $11 million and $12 million for the nine months ended September 30, 2025 and
2024, respectively.
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

	For the three months ended September 30,	For the nine months ended September 30,
(In millions)	2024	2025	2024
Cost of revenues	$6	$16	$21
Selling, general and administrative expenses	29	44	73
Total	$35	$60	$94
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
As of December 31, 2024, the Company had outstanding receivables related to amounts provided to Parent’s centralized cash management and financing function of $532 million, which is included in Related-party notes receivable on the condensed consolidated balance sheet. The balance was settled prior to the Spin-off. The Company paid interest expense of less than $1 million for the three months ended September 30, 2024, and less than $1 million and $1 million for the nine months ended September 30, 2025 and 2024, respectively, on borrowings from
Parent’s centralized cash management and financing function. The Company received interest income of $4 million for the three months ended September 30, 2024, and $12 million and $9 million for the nine months ended
September 30, 2025 and 2024, respectively, on amounts contributed to the cash pooling program.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Related-party notes payable
The Company had short-term and long-term borrowing arrangements with Parent prior to the Spin-off.
These borrowings have been included in both current and noncurrent liabilities within Related-party notes payable on the condensed consolidated balance sheet.
The borrowing arrangements with Parent were primarily for working capital needs and for financing certain acquisitions and had an aggregate principal balance of $7,645 million and $7,647 million as of June 22, 2025 and
December 31, 2024, respectively. Prior to the Spin-off, the Company settled $5,646 million of related-party notes payable, with the remaining $1,999 million contributed by Parent to the Company as equity. The Company recognized interest expense from related-party notes payable of $115 million for the three months ended September
30, 2024, and $183 million and $342 million for the nine months ended September 30, 2025 and 2024, respectively.
As of December 31, 2024, interest payable to Parent was $78 million related to related-party notes payable.
Net parent investment
As a result of the Spin-off, Net parent investment in the condensed consolidated balance sheets was fully settled on the Separation and Distribution Date.
Prior to the Spin-off, Net parent investment in the condensed consolidated balance sheets and unaudited condensed consolidated statements of equity represented Parent’s historical investment in the Company, the net effect of transactions with Parent and allocations from Parent, and the Company’s accumulated earnings. Net transfers to Parent are included within Net parent investment. During the three months ended September 30, 2025, certain Spin-off-related adjustments were recorded to reflect transfers from Parent and settlement of Spin-off transactions with Parent, which resulted in a net increase to total equity of $2,027 million. These items substantially consisted of the completion of the bond exchange as described in Note 10 (Debt) and the settlement of intercompany debt as described above. The components of Net transfers to Parent on the unaudited condensed consolidated statements of cash flows and the reconciliation to the corresponding amounts presented within the unaudited condensed consolidated statements of equity, which includes certain non-cash elements, were as follows:

	For the nine months ended September 30,
(In millions)	2025	2024
Net transfers to Parent as reflected on the unaudited condensed consolidated statements of cash flows (1)	$(91)	$(297)
Equity contribution from Parent related to the settlement of Related-party notes payable	1,999	—
Other non-cash activities with Parent, net(2)	25	32
Net transfers (to) from Parent as reflected on the unaudited condensed consolidated statements of equity	$1,933	$(265)
__________________
(1)Net transfers to Parent as reflected on the unaudited condensed consolidated statements of cash flows includes general financing activities and allocation of Parent’s corporate expenses.
(2)Other non-cash activities with Parent, net primarily consist of the net contribution from Parent from the completion of the bond exchange as described in Note 10 (Debt) for the nine months ended September 30, 2025 and income taxes paid by Parent for the nine months ended
September 30, 2024.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 19. Supplemental cash flow information
Cash expenditures were as follows:

	For the nine months ended September 30,
(In millions)	2025	2024
Interest paid	$314	$338
Income taxes paid	350	295
Operating cash flows used for operating leases	(126)	(118)
Operating cash flows used for finance leases	(13)	(11)
Financing cash flows used for finance leases	(75)	(59)
Non-cash investing and financing transactions were as follows:

	For the nine months ended September 30,
(In millions)	2025	2024
Accrued purchases of property, plant and equipment	$47	$33
Right-of-use assets obtained in exchange for new operating lease liabilities	124	204
Right-of-use assets obtained in exchange for new finance lease liabilities	180	109
Equity contribution from Parent related to the settlement of Related-party notes payable	1,999	—
Debt assumed in connection with a business combination	2	—
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The calculation of basic and diluted earnings per share for the three and nine months ended September 30,
2025 and 2024 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$543	$552	$884	$981
Net loss attributable to noncontrolling interest	2	1	3	2
Net income attributable to the Company	$545	$553	$887	$983
Denominator:
Basic weighted-average number of shares outstanding	553.1	553.1	553.1	553.1
Dilutive effect of share-based awards	0.8	—	0.3	—
Diluted weighted-average number of shares outstanding	553.9	553.1	553.4	553.1

Earnings per share
Basic	$0.99	$1.00	$1.60	$1.78
Diluted	$0.98	$1.00	$1.60	$1.78
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
Effective June 23, 2025, the Company established the Amrize Ltd 2025 Omnibus Incentive Plan (“2025
Plan”). A total of 25,500,000 shares are authorized for issuance under the 2025 Plan. The 2025 Plan provides for the grant of share options (including Incentive Stock Options and nonqualified stock options), Restricted Stock Units
(“RSUs”), Performance Share Units (“PSUs”), and other share-based awards.
During the third quarter of 2025, the Company granted RSUs representing 82,261 ordinary shares of the
Company. Each RSU entitles the recipient to receive one share of common stock upon vesting. These RSUs cliff vest on specified dates. During the third quarter of 2025, the Company granted PSUs representing 656,544 ordinary shares of the Company at target performance levels. These PSUs cliff vest in March 2028. The number of ordinary shares of PSUs to be received upon vesting will be determined based on the relative achievement of performance metrics. PSUs are based on internal financial performance metrics or total shareholder return relative to a peer group.
The fair value of RSUs and PSUs based on internal financial performance metrics is determined using the closing price of the Company’s Common Stock at grant date. For PSUs that include a market condition, the
Company measures the fair value using a Monte Carlo simulation.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Compensation expense is recognized over the vesting period for time-based awards. For PSUs based on total shareholder return, compensation expense is recognized whether or not the market condition is attained, as long as the service condition is met. For PSUs based on internal financial performance metrics, compensation expense is recognized over the service period only if it is probable that the performance condition will be achieved. The
Company reassesses the probability of vesting at each reporting period and adjusts the compensation expense based on its probability assessment. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. Expense is recorded in Cost of revenues and Selling, general and administrative expenses, as incurred.
Total share-based compensation expense for the three and nine months ended September 30, 2025 and 2024 and the respective income tax benefit recognized was immaterial to these unaudited condensed consolidated financial statements.
Note 22. Subsequent events
The Company has evaluated subsequent events occurring through to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements except as disclosed in the notes elsewhere.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. Some of the information contained in the following discussion and analysis includes forward-looking statements that involve risks and uncertainties. Refer to the sections entitled “Cautionary
Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Our trusted brands and advanced solutions, combined with our operational expertise, make us a trusted partner for customers, consisting of contractors, building owners, architects, engineers, public authorities and cities across the
United States and Canada.
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
•Our Building Envelope segment offers advanced roofing and wall systems, including single-ply membranes, insulation, shingles, sheathing, waterproofing and protective coatings, along with adhesives, tapes and sealants that are critical to the application of roofing and wall systems. Our Building Envelope products are sold individually or in warranted systems for new construction or R&R in commercial and residential projects. These products are sold either directly to contractors or through an authorized distributor or dealer network in North America.
We are the largest provider of cement in the United States and Canada as measured by revenues and production volume, the second largest commercial roofing company in North America as measured by revenues, and a leader in advanced wall systems. We are also among the two largest aggregates companies in 85% of the markets in which we operate, and are strongly positioned in ready-mix concrete. Building on our large operating footprint, we believe we are well positioned to capitalize on expected strong commercial and residential construction spend and infrastructure investments across North America. State-of-the-art facilities across a large distribution network help us minimize our distribution costs and provide exceptional customer service.
Seasonality
Activity in the construction industry is dependent to a considerable extent on the seasonal impact of weather in our operating locations. We typically experience higher activity during spring, summer and fall and significantly lower activity in winter due to inclement weather. In addition to impacting demand for our products and services, adverse weather can negatively impact the construction and R&R application of our products for a variety of reasons. For example, workers may not be able to work outdoors in sustained high temperatures, heavy rainfall and/
or other unfavorable weather conditions. Therefore, financial results for any interim period do not necessarily indicate the results expected for the full year.

Financial Summary
A summary of our performance highlights for the three months ended September 30, 2025 is as follows:
•Total revenues of $3,675 million, compared with $3,446 million in the three months ended September 30, 2024;
•Net income of $543 million, compared with $552 million in the three months ended September 30, 2024;
•Net income margin of 14.8%, compared with 16.0% in the three months ended September 30, 2024;
•Adjusted EBITDA of $1,067 million, compared with $1,103 million in the three months ended September 30,
2024; and
•Adjusted EBITDA Margin of 29.0%, compared with 32.0% in the three months ended September 30, 2024.
A summary of our performance highlights for the nine months ended September 30, 2025 is as follows:
•Total revenues of $8,976 million, compared with $8,855 million in the nine months ended September 30, 2024;
•Net income of $884 million, compared with $981 million in the nine months ended September 30, 2024;
•Net income margin of 9.8%, compared with 11.1% in the nine months ended September 30, 2024;
•Adjusted EBITDA of $2,228 million, compared with $2,390 million in the nine months ended September 30,
2024;
•Adjusted EBITDA Margin of 24.8%, compared with 27.0% in the nine months ended September 30, 2024; and
•Cash flows provided by operating activities of $404 million, compared with $555 million in the nine months ended September 30, 2024.
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
•We completed one acquisition in the three months ended September 30, 2025, compared with one acquisition in the three months ended September 30, 2024;
•We completed three acquisitions in the nine months ended September 30, 2025 for total cash consideration, net of cash acquired, of $86 million, compared with one acquisition in the nine months ended September
30, 2024 for total cash consideration, net of cash acquired, of $21 million;
•We invested $185 million in capital expenditure projects in the three months ended September 30, 2025, compared with $221 million in the three months ended September 30, 2024; and
•We invested $631 million in capital expenditure projects in the nine months ended September 30, 2025, compared with $558 million in the nine months ended September 30, 2024.
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
In connection with the Spin-off, we became subject to the requirements of the New York Stock Exchange and the SIX Swiss Exchange. We have begun to establish additional procedures and practices as a standalone public company. As a result, we have started to and will continue to incur additional expenses related to the establishment and operation of new functions as a standalone public company including rebranding, employee-related costs, executive leadership compensation, accounting and financial reporting, compliance and regulatory, human resources, information technology, marketing and communications, insurance and other operating costs. In line with our ASPIRE program, we will continue to look for operational cost improvement opportunities as a standalone company to drive lower costs across our business and corporate functions. Certain of these costs (the “Spin-off and separation-related costs”) are non-recurring in nature, consisting primarily of rebranding costs. We expect the Spin-
off and separation-related costs to continue through fiscal year 2026.
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
Market Conditions and Outlook
We operate in competitive markets with respect to each of our segments. Recent market conditions, such as trade policy uncertainty, fluctuations in interest rates and unfavorable weather conditions earlier in 2025 causing construction market labor challenges have resulted in industry-wide project delays and slower build activity, particularly in the residential market. Despite these market conditions, our business has remained resilient, as we have been able to leverage our scale, unique footprint and diverse product offerings to customers. We expect to continue offsetting recent market conditions through execution of our ASPIRE program to accelerate synergies and profitable growth and by investing in streamlining our network. Over time, we expect continued growth in demand due to rapid urbanization, aging infrastructure, recent onshoring trends, population growth and historical underinvestment in residential housing. As market conditions evolve, we believe that we are uniquely positioned to capitalize on these growth opportunities.
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
Plastatech Engineering Limited, LLC, Anvil Paints & Coatings, LLC and Tip-Top Screw Manufacturing, LLC
(collectively, “Duro-Last”) in 2022 and 2023, respectively, we bolstered our roofing system offerings and positioned ourselves to meet growing demand for re-roofing and new builds. Our Building Envelope segment accounted for
24.5% and 29.2% of our revenues for the three and nine months ended September 30, 2025, down from 26.0% and
29.4% of our revenues in the three and nine months ended September 30, 2024, respectively. We intend to continue building out our Building Envelope segment through expansions, acquisitions and development of additional solutions and products, as we believe this will unlock long-term value creation. Such expansions and acquisitions depend on our ability to raise capital and seamlessly integrate new products into our current product mix.
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
Innovation. Through our research and development engine, we seek to drive cutting-edge innovation to address our customers’ greatest ambitions. We believe we are at the forefront of new product developments, and our experts span all building fields, from masons and engineers to material scientists and experts in artificial intelligence and data mining. We conduct cutting-edge research and empower smart design while deploying new building technologies. We also partner with leading construction sector startups to scale up new technologies across our operations. For example, we have investments in Sublime Systems, a disruptive cement technology startup which plans to use renewable electricity and carbon-free raw materials for cement production, in the form of a convertible note and advance payments for future supplies and may participate in the startup’s future potential rounds of capital raising to finance its manufacturing facility. Maintaining this level of innovation requires us to spend a substantial amount on research and development efforts, as well as on retaining and recruiting talent. Whether this spending results in increased revenue and more profitable operations will depend on our ability to introduce new products and improve our current product offerings. Although we will strive to introduce new products and to develop and market new construction techniques and technologies, our efforts may be unsuccessful or unprofitable, which could negatively affect our revenues and market positions.
Components of Results of Operations
Revenues
We earn revenue from the sale of Building Materials products (cement, aggregates, ready-mix concrete, asphalt and other construction materials) and Building Envelope products (advanced roofing and wall systems, including single-ply membranes, insulation, shingles, sheathing, waterproofing and protective coatings, along with adhesives, tapes and sealants that are critical to the application of roofing and wall systems). Revenues are recognized in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 606,
Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs—Contracts with
Customers, when we satisfy a performance obligation by transferring a promised good or service to a customer. This occurs when the customer obtains control of that good or service. See Note 2 (Summary of significant accounting policies) to our historical combined financial statements within the Company’s Form 10 filed with the U.S.
Securities and Exchange Commission (“SEC”) and Note 3 (Revenues) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily include salaries and related costs for roles not directly attributable to the production of goods sold, such as sales and marketing, legal, finance and accounting, information technology, human resources and certain other employees. Selling, general and administrative expenses also include a portion of our depreciation, depletion, accretion and amortization expense related to property, plant and equipment, intangible assets not directly attributable to the production of goods sold, acquisition-related transaction costs, the service cost component of defined benefit pension plan and other postretirement benefit plan expenses, operating lease expenses and finance lease expenses. Additionally, prior to the Spin-off, Selling, general and administrative expenses also include expense allocations for certain corporate, infrastructure and other shared services provided by Parent on a centralized basis, including but not limited to accounting and financial reporting, treasury, tax, legal, human resources, information technology, insurance, employee benefits and other shared services.
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

Interest Expense, net
Interest expense, net consists of interest incurred on finance leases, third-party notes, related-party notes prior to the Spin-off, and the amortization of the associated deferred financing costs, net of interest income.
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
Our financial results for the three and nine months ended September 30, 2025 and 2024 were affected by market uncertainty, which resulted in project delays and softer new construction activity. These factors are outside of our control and may impact our operations in the future. The extent to which global economic challenges will ultimately impact our business, operations, financial condition and results of operations will depend on numerous factors, which are highly uncertain, rapidly changing and cannot be predicted.

Consolidated Statements of Operations

	For the three months ended September 30,			For the nine months ended September 30,
(In millions, except for percentage data)	2025	2024	% change	2025	2024	% change
Revenues	$3,675	$3,446	6.6%	$8,976	$8,855	1.4%
Cost of revenues	(2,589)	(2,404)	7.7%	(6,702)	(6,562)	2.1%
Gross profit	1,086	1,042	4.2%	2,274	2,293	(0.8)%
Selling, general and administrative expenses	(312)	(241)	29.5%	(850)	(682)	24.6%
Gain on disposal of long-lived assets	4	43	(90.7)%	9	49	(81.6)%
Loss on impairments	—	—	—%	(2)	(2)	—%
Operating income	778	844	(7.8)%	1,431	1,658	(13.7)%
Interest expense, net	(89)	(130)	(31.5)%	(328)	(384)	(14.6)%
Other non-operating (expense) income, net	—	(11)	(100.0)%	2	(7)	(128.6)%
Income before income tax expense and income from equity method investments	689	703	(2.0)%	1,105	1,267	(12.8)%
Income tax expense	(150)	(155)	(3.2)%	(226)	(293)	(22.9)%
Income from equity method investments	4	4	—%	5	7	(28.6)%
Net income	543	552	(1.6)%	884	981	(9.9)%
Net loss attributable to noncontrolling interests	2	1	100.0%	3	2	50.0%
Net income attributable to the Company	$545	$553	(1.4)%	$887	$983	(9.8)%

Adjusted EBITDA(1)	$1,067	$1,103	(3.3)%	$2,228	$2,390	(6.8)%
Adjusted EBITDA Margin(1)	29.0%	32.0%		24.8%	27.0%
Net income margin	14.8%	16.0%		9.8%	11.1%
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
with U.S. GAAP.
Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30,
2024
Revenues
Revenues for the three months ended September 30, 2025 were $3,675 million, an increase of $229 million, or
6.6%, from $3,446 million for the three months ended September 30, 2024. The increase in our overall revenues was primarily driven by higher sales volume, which accounted for $165 million of the increase primarily within the
Building Materials segment (mainly growth in cement, aggregates and ready-mix concrete), the contribution from acquisitions, and price increases of $42 million (notably in aggregates and residential roofing). These factors were partially offset by the unfavorable impact of foreign currency movements of $16 million. While market uncertainty persists, project activity improved as the quarter progressed with new projects across public infrastructure, commercial investments in data centers and energy-related projects, and repair and refurbishment. The commercial repair and refurbishment market remained strong in the quarter, while residential demand continued to trail the same period in the prior year. The proportion of revenues related to the Building Materials segment and Building

Envelope segment was 75.5% and 24.5% for the three months ended September 30, 2025 and 74.0% and 26.0% for the three months ended September 30, 2024, respectively.
Revenues for the nine months ended September 30, 2025 were $8,976 million, an increase of $121 million, or
1.4%, from $8,855 million for the nine months ended September 30, 2024. The increase in our overall revenues was primarily driven by price increases of $136 million and contributions of $110 million from acquisitions. These factors were offset by lower sales volumes, which accounted for $70 million, and the unfavorable impact of foreign currency movements of $55 million. The proportion of revenues related to the Building Materials segment and
Building Envelope segment was 70.8% and 29.2% for the nine months ended September 30, 2025 and 70.6% and
29.4% for the nine months ended September 30, 2024, respectively.
Cost of revenues
Cost of revenues for the three months ended September 30, 2025 was $2,589 million, an increase of $185 million, or 7.7%, from $2,404 million for the three months ended September 30, 2024. The increase was comprised of an increase of $238 million from the Building Materials segment and a decrease of $45 million from the Building
Envelope segment. The increase within Building Materials was primarily driven by higher sales volumes as well as higher manufacturing and distribution costs associated with a temporary equipment outage in our cement network.
The decrease within Building Envelope was assisted by operational efficiencies and lower raw material costs. Cost of revenues as a percentage of Revenues was 70.4% and 69.8% for the three months ended September 30, 2025 and
2024, respectively. The proportion of Cost of revenues related to the Building Materials segment and Building
Envelope segment was 76.1% and 23.9% for the three months ended September 30, 2025 and 72.3% and 27.7% for the three months ended September 30, 2024, respectively.
Cost of revenues for the nine months ended September 30, 2025 was $6,702 million, an increase of $140 million, or 2.1%, from $6,562 million for the nine months ended September 30, 2024. The increase was comprised of an increase of $195 million from the Building Materials segment and a decrease of $47 million from the Building
Envelope segment. The increase within Building Materials was primarily driven by higher manufacturing and distribution costs associated with a temporary equipment outage in our cement network. The decrease within
Building Envelope was assisted by operational efficiencies. Cost of revenues as a percentage of Revenues was
74.7% and 74.1% for the nine months ended September 30, 2025 and 2024, respectively. The proportion of Cost of revenues related to the Building Materials segment and Building Envelope segment was 72.7% and 27.3% for the nine months ended September 30, 2025 and 71.4% and 28.6% for the nine months ended September 30, 2024, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2025 was $312 million, an increase of $71 million, or 29.5%, from $241 million for the three months ended September 30, 2024. Selling, general and administrative expenses for the nine months ended September 30, 2025 was $850 million, an increase of
$168 million, or 24.6%, from $682 million for the nine months ended September 30, 2024. The increase was primarily due to additional costs in connection with the Spin-off (including professional services, marketing, rebranding, personnel and related costs, and IT projects and related costs) and higher litigation related costs.
Gain on disposal of long-lived assets
Gain on disposal of long-lived assets for the three months ended September 30, 2025 was $4 million, a decrease of $39 million from $43 million for the three months ended September 30, 2024. Similarly, for the nine months ended September 30, 2025 gain on disposal of long-lived assets was $9 million, a decrease of $40 million from $49 million for the nine months ended September 30, 2024. The decrease for each period was primarily driven by a gain of $31 million within the Building Materials segment related to a land expropriation transaction that occurred in the third quarter of 2024.
Loss on impairments
There was no loss on impairments for the three months ended September 30, 2025 and 2024. Loss on impairments was $2 million for both the nine months ended September 30, 2025 and 2024.

Interest expense, net
Interest expense, net for the three months ended September 30, 2025 was $89 million, a decrease of $41 million, or 31.5%, from $130 million for the three months ended September 30, 2024. Interest expense, net for the nine months ended September 30, 2025 was $328 million, a decrease of $56 million, or 14.6%, from $384 million for the nine months ended September 30, 2024. The decrease in interest expense, net was primarily driven by lower average total borrowings in both periods of 2025. Total borrowings consist of external borrowings in 2025 compared with a combination of related-party notes payable and external borrowings in 2024.
Other non-operating (expense) income, net
Other non-operating income, net for the three months ended September 30, 2025 was zero, compared to other non-operating expense, net of $11 million for the three months ended September 30, 2024. Other non-operating income, net for the nine months ended September 30, 2025 was $2 million, an increase of $9 million from other non-operating expense, net of $7 million for the nine months ended September 30, 2024. The decrease in other non-
operating expense, net was primarily due to a Canadian defined benefit pension plan settlement loss, which contributed $12 million of expense in the third quarter of 2024.
Income tax expense
Income tax expense for the three months ended September 30, 2025 was $150 million, a decrease of $5 million from $155 million for the three months ended September 30, 2024. Income tax expense for the nine months ended
September 30, 2025 was $226 million, a decrease of $67 million from $293 million for the nine months ended
September 30, 2024. The effective income tax rate was 21.8% and 22.0% for the three months ended September 30,
2025 and 2024, respectively, and 20.5% and 23.1% for the nine months ended September 30, 2025 and 2024, respectively. The change in effective income tax rate was primarily attributable to the Organization for Economic
Co-operation and Development Pillar Two (‘‘OECD Pillar Two’’) regulatory guidance released in January 2025, which resulted in a reduction in the OECD Pillar Two tax.
Income from equity method investments
Income from equity method investments for the three months ended September 30, 2025 was $4 million, compared to $4 million for the three months ended September 30, 2024. Income from equity method investments for the nine months ended September 30, 2025 was $5 million, compared to $7 million for the nine months ended
September 30, 2024.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA for the three months ended September 30, 2025 decreased to $1,067 million from $1,103 million for the three months ended September 30, 2024. Adjusted EBITDA Margin was 29.0% for the three months ended September 30, 2025, compared with an Adjusted EBITDA Margin of 32.0% for the three months ended
September 30, 2024. Adjusted EBITDA for the nine months ended September 30, 2025 decreased to $2,228 million from $2,390 million for the nine months ended September 30, 2024. Adjusted EBITDA Margin was 24.8% for the
nine months ended September 30, 2025, compared with an Adjusted EBITDA Margin of 27.0% for the nine months ended September 30, 2024. Adjusted EBITDA and Adjusted EBITDA Margin decreased for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 due to gains on land sales and other one-time transactions in the third quarter of 2024, higher manufacturing and distribution costs associated with a temporary equipment outage in our cement network, and higher corporate costs. These factors were partially offset by higher prices. Higher sales volumes partially offset the Adjusted EBITDA decrease in the third quarter of 2025. Adjusted EBITDA and Adjusted EBITDA Margin performance was as follows:

	Analysis of Change
(In millions, except for percentage data)	For the three months ended September 30, 2024	Acquisitions & Divestments	Organic Growth	Foreign Exchange	For the three months ended September 30, 2025	% change
Total Revenues	$3,446	$38	$207	$(16)	$3,675	6.6%
Adjusted EBITDA(1)	1,103	7	(37)	(6)	1,067	(3.3)%
Adjusted EBITDA Margin(1)	32.0%				29.0%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for
definitions of these non-GAAP financial measures, information about how and why we use these non-GAAP financial measures and a reconciliation of each of these non-GAAP financial measures to its most directly comparable financial measure calculated in accordance with U.S. GAAP.

	Analysis of Change
(In millions, except for percentage data)	For the nine months ended September 30, 2024	Acquisitions & Divestments	Organic Growth	Foreign Exchange	For the nine months ended September 30, 2025	% change
Total Revenues	$8,855	$110	$66	$(55)	$8,976	1.4%
Adjusted EBITDA(1)	2,390	20	(167)	(15)	2,228	(6.8)%
Adjusted EBITDA Margin(1)	27.0%				24.8%
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
with U.S. GAAP.
Results of Operations by Segment
Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30,
2024

	For the three months ended September 30,			For the nine months ended September 30,
(In millions)	2025	2024	% change	2025	2024	% change
Segment revenues:
Building Materials(1)	$2,774	$2,551	8.7%	$6,353	$6,249	1.7%
Building Envelope	901	895	0.7%	2,623	2,606	0.7%
Total revenues	$3,675	$3,446	6.6%	$8,976	$8,855	1.4%

	For the three months ended September 30,			For the nine months ended September 30,
(In millions)	2025	2024	% change	2025	2024	% change
Segment Adjusted EBITDA:
Building Materials	$902	$942	(4.2)%	$1,780	$1,886	(5.6)%
Building Envelope	217	199	9.0%	602	600	0.3%
Total Segment Adjusted EBITDA	1,119	1,141	(1.9)%	2,382	2,486	(4.2)%
Unallocated corporate costs	(52)	(38)	36.8%	(154)	(96)	60.4%
Adjusted EBITDA(2)	$1,067	$1,103	(3.3)%	$2,228	$2,390	(6.8)%
__________________
(1)Segment revenues for Building Materials are presented net of interproduct revenues between our Cement and Aggregates and other construction materials product lines of $167 million and $179 million for the three months ended September 30, 2025 and 2024, respectively, and $413 million and $460 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for
definitions of these non-GAAP financial measures, information about how and why we use these non-GAAP financial measures and a reconciliation of each of these non-GAAP financial measures to its most directly comparable financial measure calculated in accordance with U.S. GAAP.

Building Materials
Building Materials segment revenues for the three months ended September 30, 2025 were $2,774 million, an increase of $223 million, or 8.7%, from $2,551 million for the three months ended September 30, 2024. The increase was primarily driven by higher sales volumes of $173 million, sales price growth of $53 million (primarily in aggregates), and revenue contributed from acquisitions, partially offset by the unfavorable impact of foreign currency movements of $15 million.
Building Materials segment revenues for the nine months ended September 30, 2025 were $6,353 million, an increase of $104 million, or 1.7%, from $6,249 million for the nine months ended September 30, 2024. The increase was primarily driven by sales price growth of $151 million and revenue contributed from acquisitions. These factors were partially offset by lower sales volumes of $15 million and the unfavorable impact of foreign currency movements of $54 million.
Cement revenues for the three months ended September 30, 2025 were $1,374 million, an increase of $42 million, or 3.2%, from $1,332 million for the three months ended September 30, 2024. Cement volumes, excluding trading volumes, for the three months ended September 30, 2025 were 7.1 million tons, an increase of 6.0% from 6.7 million tons for the three months ended September 30, 2024, primarily due to stronger demand from public infrastructure and commercial investments in data centers and energy-related projects. The average sales price per ton for cement for the three months ended September 30, 2025 was $171.25, a decrease of 0.6% as compared to the average sales price per ton of $172.26 for the three months ended September 30, 2024. The average sales price for cement is computed based on our core products (excluding trading and FX), which generate substantially all of our revenues within the cement business.
Cement revenues for the nine months ended September 30, 2025 were $3,292 million, a decrease of $112 million, or 3.3%, from $3,404 million for the nine months ended September 30, 2024. Cement volumes, excluding trading volumes, for the nine months ended September 30, 2025 were 16.7 million tons, a decrease of 2.3% from
17.1 million tons for the nine months ended September 30, 2024, primarily due to weaker demand in the construction industry due to challenging weather conditions earlier in 2025 and consistent softness in the residential housing markets. The average sales price per ton for cement for the nine months ended September 30, 2025 was
$171.99, an increase of 0.6% as compared to the average sales price per ton of $170.98 for the nine months ended
September 30, 2024. The average sales price for cement is computed based on our core products (excluding trading and FX), which generate substantially all of our revenues within the cement business.
Aggregates and other construction materials revenues for the three months ended September 30, 2025 were
$1,567 million, an increase of $169 million, or 12.1%, from $1,398 million for the three months ended September
30, 2024. Aggregates volumes for the three months ended September 30, 2025 were 40.2 million tons, an increase of
3.3% from 38.9 million tons for the three months ended September 30, 2024, primarily due to stronger demand from public infrastructure and commercial investments in data centers and energy-related projects. The average sales price per ton for aggregates for the three months ended September 30, 2025 was $16.99, an increase of 10.1% as compared to the average sales price per ton of $15.43 for the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024 the average sales price per ton, excluding freight, was $13.95 and
$13.23, respectively.
Aggregates and other construction materials revenues for the nine months ended September 30, 2025 were
$3,474 million, an increase of $169 million, or 5.1%, from $3,305 million for the nine months ended September 30,
2024. Aggregates volumes for the nine months ended September 30, 2025 were 88.0 million tons, a decrease of
2.0% from 89.8 million tons for the nine months ended September 30, 2024, primarily due to lower demand in the construction industry due to challenging weather conditions earlier in 2025 and softness in the residential housing markets. The average sales price per ton for aggregates for the nine months ended September 30, 2025 was $16.97, an increase of 9.2% as compared to the average sales price per ton of $15.54 for the nine months ended September
30, 2024. For the nine months ended September 30, 2025 and 2024 the average sales price per ton, excluding freight, was $14.30 and $13.37, respectively.
Building Materials Segment Adjusted EBITDA decreased $40 million, or 4.2%, for the three months ended
September 30, 2025 compared to the three months ended September 30, 2024. Building Materials Segment Adjusted
EBITDA decreased $106 million, or 5.6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in Building Materials Segment Adjusted EBITDA in both periods was mainly attributable to higher manufacturing and distribution costs associated with a temporary equipment outage in the cement network, lower cement pricing, and gains on land sales in the third quarter of 2024, partially offset by sales price increases in aggregates.
Building Envelope
Building Envelope segment revenues for the three months ended September 30, 2025 were $901 million, an increase of $6 million, or 0.7%, from $895 million for the three months ended September 30, 2024. Building
Envelope segment revenues for the nine months ended September 30, 2025 were $2,623 million, an increase of $17 million, or 0.7%, from $2,606 million for the nine months ended September 30, 2024. In both periods, the increase was primarily driven by the contribution from acquisitions, largely offset by the impact of lower sales volumes and price decreases. The lower sales volumes reflect softer residential market demand, partially offset by strong commercial roofing repair and refurbishment activity and system sales.
Building Envelope Segment Adjusted EBITDA increased $18 million, or 9.0%, for the three months ended
September 30, 2025 compared to the three months ended September 30, 2024. Building Envelope Segment Adjusted
EBITDA increased $2 million, or 0.3%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. In both periods, the increase in Building Envelope Segment Adjusted EBITDA was attributable to lower manufacturing and raw material costs. Acquisitions also contributed to the increase in Adjusted
EBITDA in both periods.
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
“Segment Adjusted EBITDA” is defined as Net income (loss), and excludes the impact of Depreciation, depletion, accretion and amortization, Interest expense, net, Income tax expense, Loss on impairments, acquisition and integration costs, certain litigation related costs, Spin-off and separation-related costs, restructuring and other costs, Other non-operating (expense) income, net, Income from equity method investments, and unallocated corporate costs. “Adjusted EBITDA” is defined as Segment Adjusted EBITDA including unallocated corporate costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by Revenues. “EBITDA” is defined as
Net income (loss), excluding Depreciation, depletion, accretion and amortization, Interest expense, net and Income tax expense. “EBITDA Margin” is defined as EBITDA divided by revenues. “Free Cash Flow” is defined as net cash provided by (used in) operating activities plus proceeds from property and casualty insurance, proceeds from land expropriation and proceeds from disposals of long-lived assets less purchases of property, plant and equipment.
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

	For the three months ended September 30,		For the nine months ended September 30,
(In millions, except for percentage data)	2025	2024	2025	2024
Net income	$543	$552	$884	$981
Depreciation, depletion, accretion and amortization	231	228	670	664
Interest expense, net	89	130	328	384
Income tax expense	150	155	226	293
EBITDA	1,013	1,065	2,108	2,322
Loss on impairments	—	—	2	2
Acquisition and integration costs(1)	4	18	33	33
Litigation related costs	40	2	44	3
Spin-off and separation-related costs(2)	10	8	35	19
Restructuring and other costs	4	3	13	11
Other non-operating expense (income), net(3)	—	11	(2)	7
Income from equity method investments	(4)	(4)	(5)	(7)
Adjusted EBITDA	1,067	1,103	2,228	2,390
Unallocated corporate costs	52	38	154	96
Total Segment Adjusted EBITDA	$1,119	$1,141	$2,382	$2,486
Building Materials	902	942	1,780	1,886
Building Envelope	217	199	602	600
Net income margin	14.8%	16.0%	9.8%	11.1%
EBITDA Margin	27.6%	30.9%	23.5%	26.2%
Adjusted EBITDA Margin	29.0%	32.0%	24.8%	27.0%
_________________
(1)Acquisition and integration costs primarily include certain warranty charges related to a pre-acquisition manufacturing issue.
(2)Spin-off and separation-related costs notably include rebranding costs.
(3)Other non-operating expense (income), net primarily consists of costs related to pension and other postretirement benefit plans and gains on proceeds from property and casualty insurance.

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

	For the nine months ended September 30,
(In millions)	2025	2024
Net cash provided by operating activities	$404	$555
Capital expenditures, net(1)	(597)	(493)
Free cash flow	$(193)	$62
Net income	884	981
Adjusted EBITDA	2,228	2,390

Net income cash conversion ratio	n/m	n/m
Adjusted EBITDA cash conversion ratio	n/m	n/m
__________________
n/mNot meaningful.
(1)Capital expenditures, net includes purchases of property, plant and equipment, proceeds from property and casualty insurance income, proceeds from land expropriation and proceeds from disposals of long-lived assets.
Liquidity and Capital Resources
As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $826 million and
$1,585 million, respectively, and our total net working capital (total current assets less total current liabilities)
amounted to $1,417 million and $2,231 million, respectively. Prior to the Spin-off, we participated in Parent’s centralized cash management program, including its overall financing arrangements.
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
On May 15, 2025, we established the Commercial Paper Program with a maximum aggregate amount of $2.0 billion outstanding at any time. As of June 10, 2025, the Company began issuing short-term promissory notes under the Commercial Paper Program, of which $547 million is outstanding as of September 30, 2025. See Note 10 (Debt)
to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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

	For the nine months ended September 30,
(In millions)	2025	2024
Net cash (used in) provided by:
Operating activities	$404	$555
Investing activities	(211)	(856)
Financing activities	(978)	(374)
Effect of exchange rate changes on cash and cash equivalents	26	(12)
Increase (decrease) in cash and cash equivalents	(759)	(687)
Cash and cash equivalents - beginning of period	1,585	1,107
Cash and cash equivalents - end of period	$826	$420
Cash Flows from Operating Activities
Our most significant source of operating cash flows is cash received from customer purchases of our Building
Materials and Building Envelope products. Our primary use of cash from operating activities is to pay for our manufacturing operations.
For the nine months ended September 30, 2025 and 2024, net cash provided by operating activities was $404 million and $555 million, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily driven by an increase in accounts receivable of $435 million related to timing of revenues and collection efforts, an increase in payments to related parties of $122 million to settle intercompany balances with Parent in connection with the Spin-
off, and a decrease in operating income of $227 million,  partially offset by decreased payments to vendors of $268 million and higher inventory balances of $137 million due to lower sales volumes. See Note 18 (Related Party) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Cash Flows from Investing Activities
For the nine months ended September 30, 2025 and 2024, cash used in investing activities was $211 million and $856 million, respectively. The decrease in cash used in investing activities for the nine months ended
September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily driven by settling the cash pooling program prior to the Spin-off of $848 million, partially offset by an increase in investments in our business through capital expenditures of $73 million and acquisitions of $65 million. See Note 18 (Related party) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Cash Flows from Financing Activities
For the nine months ended September 30, 2025 and 2024, cash used in financing activities was $978 million and $374 million, respectively. The increase in cash used in financing activities for the nine months ended
September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily driven by an increase in repayments of related-party debt of $5,511 million, partially offset by an increase in proceeds from issuances of long-term third-party debt of $3,395 million, an increase in issuance under the Commercial Paper
Program of $547 million, and an increase in proceeds of $922 million from the debt-for-debt exchange. See Note 10
(Debt) and Note 18 (Related party) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Contractual Obligations and Commitments
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements and pension and other postretirement benefit plan contributions. The following table presents our significant contractual obligations and commitments with definitive payment terms as of September 30, 2025:

(In millions)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Principal on short-term and long-term debt	$547	$333	$700	$700	$—	$3,529	$5,809
Operating lease obligations	44	163	136	105	82	280	810
Finance lease obligations	32	115	93	70	45	127	482
Pension and postretirement contributions	6	24	24	21	21	422	518
Purchase obligations(1)	509	123	60	53	45	115	905
Total	$1,138	$758	$1,013	$949	$193	$4,473	$8,524
__________________
(1)Purchase obligations is comprised of purchase commitments of $683 million for goods and services and capital expenditures of $222 million for property, plant and equipment.
Off Balance Sheet Arrangements
Periodically, we enter into off balance sheet commitments, including surety bonds and letters of credit, to fulfill certain obligations related to specific projects, insurance and site restoration. As of September 30, 2025 and
December 31, 2024, we had outstanding commitments amounting to $788 million and $809 million, respectively.
Historically, no material claims have been made against these surety bonds and letters of credit. We did not have any other off balance sheet arrangements as of September 30, 2025 and December 31, 2024.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates disclosures appear in “Management’s Discussion and Analysis of
Financial Condition and Results of Operations” within our Form 10 filed with the SEC. There were no material changes to this information during the quarter ended September 30, 2025.

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
Interest Rate Risk
In connection with the Spin-off, we entered into the Revolving Credit Facility and the Bridge Loan. We also conducted the debt-for-debt exchange offers and entered into a commercial paper program. See “Description of
Certain Indebtedness” within our Form 10 filed with the SEC. Interest is payable on the loans under the Revolving
Credit Facility at a rate per annum equal to: (i) for revolving loans in U.S. dollars, either (A) a base rate defined as a rate per annum equal to the greatest of (x) the prime rate then in effect, (y) the greater of the federal funds rate and the overnight bank funding rate then in effect, in each case, as determined by the Federal Reserve Bank, plus 0.50%
per annum, and (z) a term Secured Overnight Financing Rate (“SOFR”) rate determined on the basis of a one-month interest period plus 1.00% (the greatest of (x), (y) and (z), the “Base Rate”) or (B) the forward-looking SOFR term rate published by CME Group Benchmark Administration Limited subject to floor of zero (“Term SOFR”) and (ii)
for revolving loans in Canadian dollars, the forward-looking CORRA term rate published by Candeal Benchmark
Administration Services Inc., TSX Inc. or a successor administrator, subject to a floor of zero, plus, in each case (i)
or (ii), an applicable margin based on FinanceCo’s credit rating. As a result, we may be exposed to fluctuations in interest rates. To help manage this mix of interest rates, we may enter into interest rate swap agreements in which we exchange periodic payments based on notional amounts and agreed upon fixed and floating interest rates.
Our sensitivity analysis has been determined based on the interest rate exposure relating to our financial liabilities at a variable rate on a post-hedge basis, excluding commercial paper,  as of September 30, 2025. A hypothetical 1.0% change is used when the interest rate risk is reported internally to key management personnel and represents management’s assessment of a reasonably possible change in interest rates. A hypothetical 1.0% change in interest rates, with all other assumptions held constant, would increase our interest rate expense by approximately
$1 million for the nine months ended September 30, 2025, and $2 million and $6 million for the three and nine months ended September 30, 2024, respectively. There would be no impact to interest rate expense for the three months ended September 30, 2025 as all outstanding loans were at fixed rates.
Credit Risk
We are primarily exposed to credit risks which arise when customers may not be able to settle their obligations to us as agreed. Management periodically assesses the financial reliability of our customers and counterparties to manage this risk, including through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures such as assessing the financial reliability of our customers and monitoring credit risks. If one or more of our customers were to default in their obligations under their contractual arrangements with us, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. Many of our customers operate in the construction industry, which is affected by a variety of factors, including changes in interest rates, and such factors may materially impair the ability of our customers to obtain credit. We believe that our reserves for potential losses are adequate. As of September 30, 2025, we have no significant concentration of credit risk with any single counterparty or group of counterparties, and we do not expect any counterparty to be unable to fulfill its obligations under its agreements with us.
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

Foreign Exchange Risk
We are exposed to foreign exchange risks primarily as a result of foreign currency cash flows related to third-
party purchases. Additionally, volatile market conditions arising from geopolitical uncertainty may result in significant changes in foreign exchange rates. In particular, a weakening of foreign currencies relative to the United
States of America (“U.S.”) dollar may negatively affect the translation of foreign currency denominated earnings to
U.S. dollars. Primary exposures include the U.S. dollar versus the Canadian dollar. A hypothetical 5.0% change is used when foreign currency exchange risk is reported internally to key management personnel and represents management’s assessment of a reasonably possible change in foreign currency exchange rates. A hypothetical 5.0%
change in the U.S. dollar against any other currency would not have a material impact on our Income before income tax expense and income from equity method investments in the three and nine months ended September 30, 2025 and 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d15(e) under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the preparation of this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer
(“the Certifying Officers”). Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025 because of our previously reported material weakness in our internal control over financial reporting, as described in the Risk Factors section on our
Form 10 filed on May 7, 2025.
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
•Continuing to recruit, onboard and train qualified personnel with U.S. GAAP and SEC experience to support enhanced control ownership;
•As a newly listed public company, established and advancing Finance Policy and Disclosure Committees comprised of appropriately qualified personnel;
•Utilizing outside resources with specialized accounting expertise to supplement internal resources as needed.
Although we have taken steps to implement our remediation plan, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. We will continue to monitor the effectiveness of our remediation plan and refine the plan as appropriate.
Changes in Internal Controls over Financial Reporting
Other than with respect to the remediation efforts in connection with the material weakness described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Amrize Ltd

By:	/s/ Ian Johnston
Name:	Ian Johnston
Title:	Chief Financial Officer
(Duly authorized officer and principal financial officer)
Date:	October 29, 2025