Form 10-Q
period 2026-03-31
Amrize Ltd
filed 2026-05-07
CIK 2035989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒.
As of April 24, 2026, the number of outstanding Ordinary Shares was 553,536,609, net of Treasury Shares.

Amrize Ltd
Certain Terms
Unless the context requires otherwise, the “Company”, “Amrize”, “we”, “us”, or “our” refers to Amrize Ltd., Inc.
on a consolidated basis. References to the Company’s “Ordinary Shares”, “Common Shares”, “Common Stock”
or “Company Shares” refer to our Ordinary Shares.

Amrize Ltd
Cautionary Note Regarding Forward-Looking Statements
Investors are cautioned that all statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that relate to the future involve risks and uncertainties, and are based on assumptions that we believe in good faith are reasonable but which may be materially different from actual results. These statements, which are forward-looking statements within the meaning of Section
21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended
(the “Securities Act”), and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act, provide the investor with the Company’s expectations or forecasts of future events. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,”
“might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, future revenues, income and cash flows, the outcome of contingencies such as legal proceedings, and regulatory compliance. Actual results may differ materially from those contemplated (expressed or implied) by such forward-
looking statements because of, among other things, potential risks and uncertainties, such as:
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
•the ability of Amrize to realize the expected synergies for our acquisitions;
•the ability of Amrize to achieve margin expansion goals;
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
These are only some of the factors that may affect the forward-looking statements contained in this Quarterly Report. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. Other risks and uncertainties include those described elsewhere in this Quarterly Report, including Item 2, “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I, and Item 1,
“Legal Proceedings” and Item 1A, “Risk Factors” of Part II; in the Company’s Annual Report on Form 10-K for the year ended
December 31, 2025, including Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and
Results of Operations,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and the Company’s other filings and submissions within the Securities and Exchange Commission.
It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this
Quarterly Report and our future levels of activity and performance, may not occur and actual results could differ materially and adversely from those described or implied in the forward-looking statements. As a result, you should not regard any of these forward-looking statements as a representation or warranty by us or any other person or place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law. You are advised to review any further disclosures we make on related subjects in our filings with the SEC and in our other public statements.

Amrize Ltd
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the three months ended March 31,
	2026	2025
Revenues	$2,178	$2,081
Cost of revenues	(1,967)	(1,859)
Gross profit	211	222
Selling, general and administrative expenses	(292)	(239)
Gain on disposal of long-lived assets	5	1
Operating loss	(76)	(16)
Interest expense, net	(70)	(118)
Other non-operating income, net	1	1
Loss before income tax benefit	(145)	(133)
Income tax benefit	27	46
Net loss	(118)	(87)
Net loss attributable to noncontrolling interests	2	—
Net loss attributable to the Company	$(116)	$(87)

Loss per share attributable to the Company:
Basic	$(0.21)	$(0.16)
Diluted	$(0.21)	$(0.16)
Weighted-average number of shares outstanding:
Basic	553.2	553.1
Diluted	553.2	553.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	For the three months ended March 31,
	2026	2025
Comprehensive loss:
Net loss	$(118)	$(87)
Comprehensive income (loss), net of tax:
Foreign currency translation	(64)	16
Net change in fair value of cash flow hedges, net of tax	13	2
Actuarial losses and prior service costs for defined benefit pension plans and other postretirement benefit plans, net of tax	(2)	(1)
Total other comprehensive income (loss), net of tax	(53)	17
Total comprehensive loss	(171)	(70)
Comprehensive loss attributable to noncontrolling interests	2	—
Comprehensive loss attributable to the Company	$(169)	$(70)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Balance Sheets
(In millions, except share data)

	As of March 31,	As of December 31,
	2026	2025
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,099	$1,922
Accounts receivable, net	1,358	1,120
Inventories, net	1,567	1,551
Prepaid expenses and other current assets	260	88
Total current assets	4,284	4,681
Property, plant and equipment, net	8,366	7,935
Goodwill	9,070	9,020
Intangible assets, net	1,703	1,728
Operating lease right-of-use assets, net	604	608
Other noncurrent assets	242	277
Total Assets	$24,269	$24,249
Liabilities and Equity
Current Liabilities:
Accounts payable	$1,021	$1,538
Short-term borrowings	777	—
Current portion of long-term debt	333	333
Operating lease liabilities	131	136
Other current liabilities	792	850
Total current liabilities	3,054	2,857
Long-term debt	4,936	4,936
Deferred income tax liabilities	1,104	1,048
Noncurrent operating lease liabilities	492	500
Other noncurrent liabilities	1,595	1,654
Total Liabilities	11,181	10,995
Commitments and contingencies (see Note 17)
Equity
Common stock, par value of $0.01 per share, 680,250,615 shares authorized, 566,875,513 issued and 553,515,402 outstanding as of March 31, 2026 566,875,513 issued and 553,082,525 outstanding as of December 31, 2025	6	6
Additional paid-in capital	12,747	12,741
Retained earnings	785	902
Treasury stock, 13,360,111 shares as of March 31, 2026 and 13,792,988 shares as of December 31, 2025	—	—
Accumulated other comprehensive loss	(444)	(391)
Total equity attributable to the Company	13,094	13,258
Noncontrolling interests	(6)	(4)
Total Equity	13,088	13,254
Total Liabilities and Equity	$24,269	$24,249
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the three months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(118)	$(87)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, accretion and amortization	236	218
Share-based compensation	9	1
Gain on disposal of long-lived assets	(5)	(1)
Deferred tax benefit	(17)	—
Net periodic benefit cost	3	3
Other items, net	26	27
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(223)	(310)
Due from related party	—	13
Inventories, net	16	(121)
Accounts payable	(521)	(198)
Due to related party	—	78
Other assets	(159)	(44)
Other liabilities	(136)	(429)
Defined benefit pension plans and other postretirement benefit plans	(7)	(6)
Net cash used in operating activities	(896)	(856)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(272)	(211)
Acquisitions, net of cash acquired	(425)	(9)
Proceeds from disposals of long-lived assets	5	2
Net decrease in short-term related-party notes receivable from cash pooling program	—	173
Other investing activities, net	33	(15)
Net cash used in investing activities	(659)	(60)
Cash Flows from Financing Activities:
Transfers to Holcim, net	—	(89)
Proceeds from short-term borrowings, net	777	—
Net repayments of short-term related-party debt	—	(7)
Proceeds from issuances of long-term related-party debt	—	22
Payments of finance lease obligations	(31)	(22)
Shares withheld for employees’ income tax obligations	(3)	—
Other financing activities, net	—	(1)
Net cash provided by (used in) financing activities	743	(97)
Effect of exchange rate changes on cash and cash equivalents	(11)	2
Increase (decrease) in cash and cash equivalents	(823)	(1,011)
Cash and cash equivalents at the beginning of period	1,922	1,585
Cash and cash equivalents at the end of period	$1,099	$574
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Statements of Equity (Unaudited)
(In millions)

	Common stock		Treasury stock		Additional paid-in	Retained	Net parent	Accumulated other comprehensive	Equity attributable to noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	investment	loss	interests	equity
Balance as of December 31, 2025	567	$6	(14)	$—	$12,741	$902	$—	$(391)	$(4)	$13,254
Net loss	—	—	—	—	—	(116)	—	—	(2)	(118)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(53)	—	(53)
Share-based compensation expense	—	—	1	—	9	—	—	—	—	9
Shares withheld for employees’ income tax obligations and other	—	—	—	—	(3)	(1)	—	—	—	(4)
Balance as of March 31, 2026	567	$6	(13)	$—	$12,747	$785	$—	$(444)	$(6)	$13,088

	Common stock		Treasury stock		Additional paid-in	Retained	Net parent	Accumulated other comprehensive	Equity attributable to noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	investment	loss	interests	equity
Balance as of December 31, 2024	—	$—	—	$—	$—	$—	$10,521	$(606)	$(1)	$9,914
Net loss	—	—	—	—	—	—	(87)	—	—	(87)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	17	—	17
Net transfers to Holcim	—	—	—	—	—	—	(94)	—	—	(94)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	(1)	—	1	—
Balance as of March 31, 2025	—	$—	—	$—	$—	$—	$10,339	$(589)	$—	$9,750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1. Organization and basis of presentation
Organization
Amrize Ltd (the “Company”) is a building solutions company focused on the North American market, offering customers a broad range of advanced building solutions from foundation to rooftop. The Company earns revenue from the sale of cement, aggregates, ready-mix concrete, asphalt, roofing systems, and other building solutions.
The Company is organized into two reportable segments — Building Materials and Building Envelope — that are aligned with the products and services it provides and based upon the information used by the Chief
Operating Decision Maker (“CODM”) in evaluating the performance of the business and allocating resources and capital.
•Building Materials: The Building Materials segment offers a range of branded solutions delivering high-quality products for a wide range of applications. These include cement and aggregates, as well as a variety of downstream products and solutions such as ready-mix concrete, asphalt, and other construction materials.
•Building Envelope: The Building Envelope segment offers advanced roofing and wall systems, including single-ply membranes, insulation, shingles, sheathing, waterproofing and protective coatings, along with adhesives, tapes, and sealants that are critical to the application of roofing and wall systems.
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
Basis of presentation
The Company’s condensed consolidated financial statements and footnotes for the periods prior to the completion of the Spin-Off were prepared on a “carve-out” basis, and were derived from the consolidated financial statements and historical accounting records of Holcim. The Company’s condensed consolidated financial statements for the periods beginning on and after June 23, 2025 are based on its financial position, results of operations, and cash flows as a stand-alone company.
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) applicable for interim periods.
While the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the disclosures provided in annual financial statements in accordance with U.S.
GAAP and SEC rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included within the Company’s Form 10-K for the year ended December 31, 2025, filed with the SEC
(“2025 Form 10-K”).
Prior to the Spin-Off, the Company operated as a wholly-owned subsidiary of Holcim and not as a standalone company. For periods prior to the Spin-Off, the condensed consolidated balance sheet reflects all of the assets and liabilities of Holcim that are specifically identifiable or directly attributable to the Company,

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Prior to the Spin-Off, the Company and Holcim had intercompany activity resulting in revenues and expenses for both parties. As described in Note 18 (Related party), certain related party transactions between the
Company and Holcim have been included in these unaudited condensed consolidated financial statements.
Pursuant to the Spin-Off, Holcim ceased to be a related party to the Company and accordingly, no related party transactions or balances have been reported subsequent to the Separation and Distribution Date.
Prior to the Spin-Off, the unaudited condensed consolidated financial statements included expense allocations for certain corporate, infrastructure and other shared services provided by Holcim on a centralized basis, including but not limited to accounting and financial reporting, treasury, tax, legal, human resources, information technology, insurance, employee benefits, and other shared services that are either specifically identifiable or directly attributable to the Company. These expenses had been allocated to the Company on the basis of direct usage when specifically identifiable, with the remainder predominantly allocated on a pro rata basis using revenues. The Company’s management considers this allocation to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented.
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
Rather, the Company’s residual cash pooling balances as of the end of each reporting period prior to the Spin-
Off were recorded within Related-party notes receivable. See Note 18 (Related party) for more information.
Further, prior to the Spin-Off, Holcim’s third-party debt and related interest expense was not attributed to the
Company because the Company was not considered the primary obligor of the debt, and the Company was not a named guarantor or joint and severally liable for any of Holcim’s third-party debt. As part of the Spin-
Off, the Company issued senior unsecured notes and completed a bond exchange as described in Note 10
(Debt) in our 2025 Form 10-K. A portion of the proceeds from the issuance of the senior unsecured notes and completion of the bond exchange was used to repay the Company’s related-party indebtedness due to
Holcim. Holcim also completed an equity contribution to the Company to settle the remaining related-party indebtedness due to Holcim as described in Note 18 (Related party). Interest expense, net in the unaudited condensed consolidated statements of operations reflects interest on borrowing and funding associated with the related-party note agreements for periods prior to the Spin-Off. Subsequent to the Spin-Off, Interest expense, net in the unaudited condensed consolidated statements of operations reflects interest expense primarily related to the newly issued senior unsecured notes, the notes obtained in the bond exchange with
Holcim, the commercial paper program, and interest associated with other long-term debt.
In connection with the Spin-Off, the Company entered or adopted several agreements, including a Separation and Distribution Agreement, Transition Services Agreement (“TSA”), and Tax Matters Agreement, among others, that provide a framework for the post-separation relationship between the Company and Holcim.
Under the TSA, the services provided to the Company ended in February of 2026, while certain services that the Company provides to Holcim are expected to continue through June of 2027. See Note 18 (Related party)
for more information on these agreements.
Additionally, in relation to the Spin-Off, Holcim allocated $5 million of transaction costs to the Company for the three months ended March 31, 2025. These allocated transaction costs correspond to the costs incurred by Holcim that are directly attributable to the Company, such as rebranding costs, employee-related costs
(i.e. recruitment and relocation expenses), and costs to establish certain standalone functions. These costs

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
are recorded in Selling, general and administrative expenses, and are deemed to be settled in the period in which the costs are included in Net parent investment on the condensed consolidated balance sheet for periods prior to the Spin-Off. The Company also directly recorded certain non-recurring transaction costs related to the Spin-Off. See Note 14 (Segment information) for detail on total non-recurring Spin-Off and separation-related costs.
Use of estimates
These unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make assumptions and estimates about future events and apply judgments that affect the amounts of assets, liabilities, revenues and expenses reported on these unaudited condensed consolidated financial statements and accompanying notes. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and accompanying notes included within the Company’s 2025 Form 10-K filed with the SEC. Management’s assumptions, estimates, and judgments are based on historical experience, current trends, and other factors that management believes to be reasonable under the circumstances.
On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that these unaudited condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP, and the Company revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the results of operations, financial position, and cash flows of the Company for the periods presented.
Estimates and assumptions have been based on the available information and regulations in place as of
March 31, 2026. Although these assumptions and estimates are based on management’s knowledge of, and experience with, past and current events, actual results could differ materially from these assumptions and estimates.
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table disaggregates revenues by product line for each of the Company’s reportable segments:

	For the three months ended March 31,
(In millions)	2026	2025
Building Materials
Cement	$837	$741
Aggregates and other construction materials	764	688
Interproduct revenues	(101)	(100)
Building Envelope	678	752
Total Revenues	$2,178	$2,081
Contract assets include estimated earnings in excess of billings on uncompleted construction contracts. The current portion of contract assets were $24 million, $25 million, $26 million, and $30 million, as of March 31,
2026, December 31, 2025, March 31, 2025, and December 31, 2024, respectively, and are included within
Prepaid expenses and other current assets on the condensed consolidated balance sheets. The noncurrent portion of contract assets were $10 million, $13 million, $16 million, and $15 million as of March 31, 2026,
December 31, 2025, March 31, 2025, and December 31, 2024, respectively, and are included within Other noncurrent assets on the condensed consolidated balance sheets.
Contract liabilities
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the Building Envelope segment. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. Contract liabilities were $419 million, $445 million, $395 million, and $408 million, as of March 31, 2026, December 31, 2025, March 31, 2025, and
December 31, 2024, respectively. The Company’s remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially satisfied, consisting of deferred revenue. The Company expects to recognize $53 million of the deferred revenue during the next twelve months, and the remaining $366 million thereafter.
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
The Company completed the acquisition of PB Materials, a provider of aggregates and ready-mix solutions in the West Texas Region, in the three months ended March 31, 2026 for total cash consideration of $425 million.
The operating results of the acquisition is reported in the Building Materials segment. Pro forma financial information reflecting the effects of the acquisition for the three months ended March 31, 2026 are not presented, as the business combination is not material to the Company’s results of operations.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The total consideration and the preliminary fair values of identifiable assets acquired and liabilities assumed is as follows:

(In millions)	Total 2026 Acquisitions
Total consideration	$425
Total assets and liabilities acquired
Inventories	38
Property, plant and equipment	374
Intangible assets	11
Net working capital	5
Deferred tax liabilities	(75)
Other liabilities assumed	(3)
Total identifiable net assets at fair value	350
Goodwill	75
Total estimated fair value of net assets	$425
Goodwill arising from the acquisition represents the excess of the consideration paid over the fair value of net assets acquired. Goodwill, which is not deductible for tax purposes, was assigned to the Building Materials segment.
Note 5. Accounts receivable, net

	As of	As of
(In millions)	March 31, 2026	December 31, 2025
Trade receivables	$1,351	$1,110
Less: allowance for credit losses	(34)	(34)
Other current receivables, net	41	44
Accounts receivable, net	$1,358	$1,120
The changes in the allowance for credit losses were as follows:

(In millions)	2026	2025
Balance as of January 1	$34	$51
Charge-offs	—	(1)
Provision (credit) for credit losses	(1)	—
Foreign currency translation and other	1	—
Balance as of March 31	$34	$50
Note 6. Inventories, net

	As of	As of
(In millions)	March 31, 2026	December 31, 2025
Raw materials, parts, and supplies	$603	$584
Semi-finished and finished goods	964	967
Total inventories, net	$1,567	$1,551

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Property, plant and equipment, net

	As of	As of
(In millions)	March 31, 2026	December 31, 2025
Land and mineral reserves	$3,618	$3,337
Buildings and installations	3,031	3,027
Machines, furniture, vehicles and tools	9,705	9,552
Construction in progress	613	470
Finance lease right-of-use assets	564	547
Total property, plant and equipment	17,531	16,933
Less: accumulated depreciation, depletion and impairment	(9,165)	(8,998)
Property, plant and equipment, net	$8,366	$7,935
Depreciation and depletion expense was $198 million and $181 million for the three months ended March 31,
2026 and 2025, respectively. Depreciation expense is recorded within Cost of revenues and Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations and depletion expense is recorded within Cost of revenues on the unaudited condensed consolidated statements of operations.
The Company recorded gains on disposals of long-lived assets of $5 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.
Note 8. Goodwill and intangible assets, net
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Building Materials	Building Envelope	Total
Balance as of January 1	$4,994	$4,026	$9,020
Acquisitions	75	—	75
Foreign currency translation adjustment and other	(25)	—	(25)
Balance as of March 31, 2026	$5,044	$4,026	$9,070
No goodwill impairment triggering events were identified during the three months ended March 31, 2026.
Intangible assets, net
Amortization of long-lived intangible assets was $35 million and $34 million for the three months ended
March 31, 2026 and 2025, respectively, and is included within Cost of revenues and Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. The Company does not have any indefinite-lived intangible assets other than goodwill.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Additional financial information
Other current liabilities consisted of the following:

	As of	As of
(In millions)	March 31, 2026	December 31, 2025
Employee-related liabilities other than pension	$123	$212
Finance lease liabilities	117	111
Accrued interest	95	76
Accrued purchases of property, plant and equipment	91	90
Income tax payable	54	111
Contract liabilities	53	44
Indirect taxes	40	37
Self-insurance reserves	40	30
Asset retirement obligations	39	39
Pension liabilities	22	23
Warranty reserves	22	25
Other(1)	96	52
Total Other current liabilities	$792	$850
_________________
(1)Other current liabilities primarily consist of other general liabilities, litigation reserves and environmental liabilities.
Other noncurrent liabilities consisted of the following:

	As of	As of
(In millions)	March 31, 2026	December 31, 2025
Contract liabilities	$366	$401
Finance lease liabilities	312	327
Asset retirement obligations	252	255
Pension liabilities	226	229
Liabilities for unrecognized tax benefits	140	140
Self-insurance reserves	94	102
Warranty reserves	78	64
Environmental remediation liabilities	57	60
Other(1)	70	76
Total Other noncurrent liabilities	$1,595	$1,654
__________________
(1)Other noncurrent liabilities primarily consist of litigation reserves, end of lease costs, and employee-related liabilities other than pensions.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 10. Debt

	Effective interest rate as of March 31,	As of March 31,	As of December 31,
(In millions)	2026	2026	2025
3.500% Unsecured Notes due 2026	3.53%	$326	$326
4.750% Unsecured Notes due 2046	4.81%	554	554
4.600% Unsecured Notes due 2027	4.65%	700	700
4.700% Unsecured Notes due 2028	4.76%	700	700
4.950% Unsecured Notes due 2030	5.01%	1,000	1,000
5.400% Unsecured Notes due 2035	5.47%	1,000	1,000
7.125% Unsecured Notes due 2036	7.25%	445	445
6.875% Unsecured Notes due 2039	6.99%	191	191
6.500% Unsecured Notes due 2043	6.61%	239	239
4.200% Unsecured Notes due 2033	4.24%	50	50
7.650% Private Placement due 2031	7.80%	50	50
Other		11	12
Total principal		5,266	5,267
Unamortized (discounts), premiums and debt issuance costs		3	2
Total long-term debt		5,269	5,269
Less: current portion of long-term debt		(333)	(333)
Long-term debt		$4,936	$4,936
Debt is reported on the condensed consolidated balance sheets at par value adjusted for unamortized discount or premium and unamortized issuance costs. The fair value of the Company’s long-term debt was
$5,011 million as of March 31, 2026 (comprised of $4,950 million in unsecured notes and $61 million in other long-term debt), compared to $5,047 million as of December 31, 2025 ($4,989 million in unsecured notes and
$58 million in other long-term debt). The fair value of the unsecured notes is based on listed market prices and was categorized as Level 1 in the fair value hierarchy.
The fair value of the Company’s long-term debt was as follows:

(In millions)	As of March 31, 2026
Carrying amount	$4,936
Fair value	$5,011
The Company recognized interest expense related to third-party debt of $72 million and $11 million for the three months ended March 31, 2026 and 2025, respectively. Debt issuance costs amortized to Interest expense, net on the unaudited condensed consolidated statements of operations were immaterial for the three months ended March 31, 2026 and 2025. See Note 18 (Related party) for interest expense related to borrowings and funding associated with the related-party note agreements for periods prior to the Spin-Off.
Bank credit
The Company has a commercial paper program for the issuance of short-term promissory notes with a maximum aggregate principal amount of $2 billion outstanding at any time (“Commercial Paper Program”).
The Commercial Paper Program provides for private placements in the United States under Section 4(a)(2) of the Securities Act. The short-term promissory notes issued under the Commercial Paper Program will be unsecured notes ranking at least pari passu with all of our other senior unsecured indebtedness. These short-
term promissory notes are anticipated to be offered at par less a discount representing an interest factor or, if interest bearing, at par. During the three months ended March 31, 2026, the Company utilized the Commercial
Paper Program. As of March 31, 2026, the amount outstanding was $777 million. The weighted average interest rate for borrowings under the Commercial Paper Program was 4.22% for the three months ended

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026. There were no borrowings outstanding under the Commercial Paper Program as of
December 31, 2025.
The Company has a 5-year committed, senior unsecured revolving credit facility that may be used for general corporate purposes (the “Revolving Credit Facility”) with commitments of $2 billion. There were no outstanding balances under the Revolving Credit Facility as of March 31, 2026 and December 31, 2025.
Covenants
Certain debt instruments contain restrictive covenants, including a financial covenant that requires the
Company to maintain a Consolidated Net Leverage Ratio (as defined in the Credit Agreement), which measures consolidated net debt as of such date relative to consolidated earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters then ended, of no more than 3.75 to 1, tested at the end of each fiscal quarter. As of March 31, 2026, the Company was in compliance with the financial covenants of its debt agreements.
Note 11. Leases
The Company has significant operating and finance leases, including buildings and installations, land, machinery and equipment, furniture and fixtures, land fleet equipment, marine fleet equipment, and rail fleet equipment located primarily in the United States and Canada.
Balance sheet information related to leases was as follows:

	As of	As of
(In millions)	March 31, 2026	December 31, 2025
Operating lease right-of-use assets, net	$604	$608
Finance lease right-of-use assets, net	401	420
Total lease assets, net	$1,005	$1,028
Current portion of operating lease liabilities	$131	$136
Current portion of finance lease liabilities	117	111
Noncurrent portion of operating lease liabilities	492	500
Noncurrent portion of finance lease liabilities	312	327
Total lease liabilities	$1,052	$1,074
Finance lease right-of-use assets, net are included as a component of Property, plant and equipment, net on the condensed consolidated balance sheets. The current portion of finance lease liabilities are included within
Other current liabilities, and the noncurrent portion of finance lease liabilities are included within Other noncurrent liabilities on the condensed consolidated balance sheets.
The following table summarizes the components of lease expense recorded in the unaudited condensed consolidated statements of operations:

	For the three months ended March 31,
(In millions)	2026	2025
Operating lease expense	$44	$41
Finance lease expense:
Amortization of leased assets	31	25
Interest on lease liabilities	5	4
Short term lease cost	14	12
Variable lease cost	1	1
Total lease expense	$95	$83

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12. Asset retirement obligations
Asset retirement obligation (“ARO”) costs related to accretion of the Company’s liabilities and depreciation of the related assets were as follows:

	For the three months ended March 31,
(In millions)	2026	2025
Accretion	$3	$3
Depreciation	6	5
Total costs	$9	$8
The following summarizes the current and noncurrent portions of the Company’s liability for asset retirement obligations, as presented in Other current liabilities and Other noncurrent liabilities, respectively, on the condensed consolidated balance sheets:

	As of	As of
(In millions)	March 31, 2026	December 31, 2025
Current ARO liability	$39	$39
Noncurrent ARO liability	252	255
Total ARO liability	$291	$294
The changes in the Company’s asset retirement obligations were as follows:

(In millions)	2026
Balance as of January 1	$294
Accretion expense	3
Liabilities settled	(3)
Foreign currency translation adjustment	(3)
Balance as of March 31	$291
Note 13. Income taxes
The Company’s interim provision for income tax is determined based on our estimated annual effective tax rate, adjusted for tax attributable to infrequent or unusual items, which are recognized in the period in which they occur. The provision for income taxes and the effective tax rates for the periods presented were as follows:

	For the three months ended March 31,
(In millions, except for percentage data)	2026	2025
Total tax benefit	$27	$46
Effective income tax rate	18.6%	34.6%
The 2026 effective income tax rate was primarily impacted by a discrete adjustment related to miscellaneous expenses that were not material to the quarter. The 2025 effective income tax rate was primarily impacted by the Organization for Economic Co-operation and Development Pillar Two (‘‘OECD Pillar Two’’) regulatory guidance released in January 2025, which resulted in a reduction in the OECD Pillar Two tax.
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
These include cement and aggregates, as well as a variety of downstream products and solutions such as

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
ready-mix concrete, asphalt, and other construction materials. The Building Envelope segment offers advanced roofing and wall systems, including single-ply membranes, insulation, shingles, sheathing, waterproofing and protective coatings, along with adhesives, tapes, and sealants that are critical to the application of roofing and wall systems.
The Company determines its operating segments based on the discrete financial information that is regularly evaluated by its CODM in deciding how to allocate resources and in assessing performance. The CODM was determined to be the Company’s CEO as he is responsible for allocating resources and assessing performance. The discrete financial information regularly evaluated by the CODM and operating segment conclusions are consistent prior to and following the completion of the Spin-Off. For both segments, the
CODM uses Segment Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in
the financial planning and resource allocation process. The CODM considers Segment Adjusted EBITDA on a monthly basis to evaluate the performance of each segment and make decisions about allocating resources to each segment. Segment Adjusted EBITDA excludes the impact of Depreciation, depletion, accretion and amortization, Loss on impairments, unallocated corporate costs, acquisition and integration-related costs, certain litigation-related costs, Spin-Off and separation-related costs, restructuring and other costs, Interest expense, net, and Other non-operating income, net. The accounting policies applicable to each segment are consistent with those used on these unaudited condensed consolidated financial statements.
The key performance indicators for the Company’s reportable segments are presented in the following table.
Certain totals presented below may not agree with the line items on the unaudited condensed consolidated statements of operations primarily due to (i) depreciation, depletion, accretion and amortization and (ii)
unallocated corporate costs.

	For the three months ended March 31,
(In millions)	2026	2025
Revenues:
Building Materials	$1,500	$1,329
Building Envelope	678	752
Total Revenues	$2,178	$2,081

Cost of revenues:
Building Materials	$1,231	$1,118
Building Envelope	511	527
Total cost of revenues	$1,742	$1,645

Other segment expenses(1):
Building Materials	$99	$91
Building Envelope	89	101
Total other segment expenses	$188	$192

Segment Adjusted EBITDA:
Building Materials	$170	$120
Building Envelope	78	124
Total Segment Adjusted EBITDA	$248	$244
_________
(1)Other segment expenses consist of selling, general and administrative expenses, and gains on disposals of long-lived assets.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended March 31,
(In millions)	2026	2025
Total Segment Adjusted EBITDA	$248	$244
Reconciling items:
Depreciation, depletion, accretion and amortization	(236)	(218)
Interest income	8	14
Interest expense	(78)	(132)
Acquisition and integration-related costs(1)	(23)	(3)
Litigation-related costs(2)	(2)	—
Restructuring and other costs(3)	(3)	—
Spin-off and separation-related costs(4)	(4)	(9)
Unallocated corporate costs	(56)	(30)
Other non-operating income, net(5)	1	1
Total reconciling items	(393)	(377)
Loss before income tax benefit	$(145)	$(133)
_________
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
(3)Restructuring and other costs include charges associated with non-core sites.
(4)Spin-Off and separation-related costs notably include rebranding costs.
(5)Other non-operating income, net primarily consists of costs related to gains on proceeds from property and casualty insurance.
The Company’s capital expenditures by segment were as follows:

	For the three months ended March 31,
(In millions)	2026	2025
Capital expenditures(1):
Building Materials	$203	$184
Building Envelope	69	27
Total capital expenditures	$272	$211
__________________
(1)Capital expenditures for the three months ended March 31, 2026 and 2025 exclude noncash transactions for capital expenditure-
related accounts payable.
The Company’s assets by segment were as follows:

	As of	As of
(In millions)	March 31, 2026	December 31, 2025
Segment assets(1):
Building Materials	$15,412	$14,993
Building Envelope	7,169	6,959
Total segment assets	22,581	21,952
Other assets(2)	1,688	2,297
Total assets	$24,269	$24,249
__________________
(1)Segment assets are comprised of Accounts receivable, net, Inventories, net, Property, plant and equipment, net, Goodwill, Intangible assets, net, and Operating lease right-of-use assets, net.
(2)Other assets are mainly comprised of Cash and cash equivalents, Other current and noncurrent assets, and corporate assets.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 15. Pension and other postretirement benefits
Defined benefit pension plans
The Company sponsors various defined benefit pension plans for employees, which are largely closed to new entrants and frozen to future accruals, as described in Note 15 (Pension and other postretirement benefits) in our 2025 Form 10-K. Defined benefit pension plans had net periodic pension costs of $2 million for the three months ended March 31, 2026 and 2025. Other postretirement benefit plans had net periodic postretirement benefit costs of $1 million for the three months ended March 31, 2026 and 2025.
Defined contribution plans
The Company sponsors various defined contribution plans for U.S. and Canadian employees. Expense recognized with the defined contribution plans totaled $29 million and $27 million for the three months ended
March 31, 2026 and 2025, respectively, and is included within Cost of revenues and Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.
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
Total contributions to union-sponsored multiemployer pension plans were $6 million for the three months ended March 31, 2026 and 2025.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 16. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustment	Cash Flow Hedges	Defined Benefit Pension Plans and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2025	$(431)	$(1)	$41	$(391)
Other comprehensive income (loss) before reclassifications	(64)	11	—	(53)
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	2	(2)	—
Net current-period Other comprehensive income (loss)	(64)	13	(2)	(53)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—
Balance as of March 31, 2026	$(495)	$12	$39	$(444)

Balance as of December 31, 2024	$(634)	$(7)	$35	$(606)
Other comprehensive income (loss) before reclassifications	16	3	—	19
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	(1)	(1)	(2)
Net current-period Other comprehensive income (loss)	16	2	(1)	17
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—
Balance as of March 31, 2025	$(618)	$(5)	$34	$(589)
The following amounts were reclassified from Accumulated other comprehensive loss to Net loss:

	For the three months ended March 31,
(In millions)	2026	2025
Net change in fair value of effective portion of cash flow hedges
Cost of revenues	$2	$(1)
Income tax benefit	—	—
Total	2	(1)
Actuarial losses and prior service costs for defined benefit pension plans and other postretirement benefit plans
Other non-operating income, net	(2)	(1)
Income tax benefit	—	—
Total	(2)	$(1)
Total amounts reclassified from Accumulated other comprehensive loss to Net loss	$—	$(2)
The Company releases tax effects from Accumulated other comprehensive loss when the underlying items affect earnings.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 17. Commitments and contingencies
Commitments
In the ordinary course of business, the Company enters into purchase commitments for goods and services including various products and capital expenditures for property, plant and equipment. As of March 31, 2026, the Company had purchase commitments for capital expenditures of $221 million and other contractual commitments for products and intangibles of $609 million, compared to $207 million and $601 million, respectively, as of December 31, 2025.
Contingencies
In the ordinary course of conducting its business activities, the Company is involved in judicial, administrative, and regulatory investigations and proceedings, as well as lawsuits and claims of various natures, involving both private parties and governmental authorities, relating to product liability, workers’ compensation, automotive liability, general and commercial liability, competition, environmental, employment, health and safety, and other matters. These claims and proceedings include insured, self-insured, and uninsured matters that are brought on an individual, collective, representative, and class-action basis.
The Company records a liability for contingencies when the occurrence of a loss is probable and the amount can be reasonably estimated, and records legal fees as incurred. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, where an estimate can reasonably be made, an estimate of the possible loss. Accruals are based on the best information available, but in certain situations, management is unable to estimate an amount or range of a reasonably possible loss, including, but not limited to, when: (i) the damages are indeterminate, (ii) the proceedings are in the early stages, (iii) numerous parties are involved, or (iv) the matter involves novel or unsettled legal theories.
The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter. Although it is not possible to predict with certainty the outcome of these unresolved legal actions, the Company believes that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position, or liquidity.
Warranties
The Company provides standard warranties on many of its products within the Building Envelope segment.
The liability for standard warranty programs is included in Other current liabilities and Other noncurrent liabilities. The change in the standard warranty liability for the three months ended March 31, 2026 and 2025 is as follows:

(In millions)	2026	2025
Balance as of January 1	$89	$60
Increase for warranties	27	8
Decrease for payments	(16)	(8)
Balance as of March 31	$100	$60
The increase for warranties relates to provisions for new product sales and adjustments to the warranty accrual for updated estimates of the costs necessary to settle specific product liability claims. The adjustments primarily relate to a pre-acquisition manufacturing issue.
Environmental matters
The Company’s operations are subject to and affected by federal, state, provincial, and local laws and regulations relating to, among other things, environmental matters (including climate change and greenhouse gas emissions), health and safety matters (including related to the use of hazardous materials), and other regulatory matters. Environmental operating permits, which are subject to modification, renewal, and

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
revocation, may be required for the Company’s operations. The Company monitors and reviews its operations, procedures, and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s business, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities or noncompliance will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.
The Company accrued environmental remediation obligations of $67 million and $69 million for cleanup, restoration and ongoing maintenance and monitoring requirements as of March 31, 2026 and December 31,
2025, respectively, which are included in Other current liabilities and Other noncurrent liabilities on the condensed consolidated balance sheets.
Off balance sheet arrangements
Periodically, the Company enters into off balance sheet commitments, including surety bonds and letters of credit, to fulfill certain obligations related to specific projects, insurance, and site restoration. As of March 31,
2026 and December 31, 2025, the Company had outstanding commitments amounting to $747 million and
$751 million, respectively. Historically, no material claims have been made against these financial instruments.
The Company did not have any other off balance sheet arrangements as of March 31, 2026 and December
31, 2025.
Self-insurance reserves
The Company’s wholly-owned captive insurance company, Mountain Prairie Insurance Company (“MPIC”), which is subject to applicable insurance rules and regulations, is the primary insurer for the Company’s exposure related to workers’ compensation, general liability, property, product liability, and automobile liability. Additionally, the Company maintains a self-insurance reserve for health insurance programs offered to eligible employees. The Company purchases excess coverage from unrelated insurance carriers and obtains third-party coverage for other forms of insurance.
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
Self-insurance reserves were $134 million and $132 million as of March 31, 2026 and December 31, 2025, respectively.
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
as tax-free for U.S. federal income tax purposes, including limitations on the Company’s ability to pursue certain strategic transactions. The allocation of liabilities for payroll taxes and reporting and other employee tax matters is covered by the Employee Matters Agreement and the allocation of liabilities for all other taxes is covered by the Tax Matters Agreement.
The financial statement impact of these agreements was immaterial for the three months ended March 31,
2026. Under the TSA, the services provided to the Company ended in February 2026, while certain services that the Company provides to Holcim are expected to continue through June 2027.
The following discussion summarizes activity between the Company and Holcim that occurred prior to the completion of the Spin-Off.
Related-party transactions
The Company and Holcim historically had intercompany activity, resulting in revenues and expenses for both parties prior to the Spin-Off. Transactions between the Company and other businesses of Holcim were considered related-party transactions. Revenues for products and services provided to Holcim by the
Company were $25 million for the three months ended March 31, 2025. The costs incurred by the Company related to products and services purchased from Holcim were $31 million for the three months ended March
31, 2025 and are contained within Cost of revenues on the unaudited condensed consolidated statements of operations.
Certain related-party transactions between the Company and Holcim have been included in these unaudited condensed consolidated financial statements prior to the Spin-Off. Trade receivables and payables, as well as non-trade receivables and payables, between the Company and Holcim are cash settled and are presented within Accounts receivable, net and Accounts payable on the unaudited condensed consolidated balance sheets. These amounts were previously presented as Due from related-party and Due to related-party, respectively. The net effect of the settlement of these intercompany transactions is reflected within Cash flows from operating activities on the unaudited condensed consolidated statements of cash flows.
The Company also generated revenues from its equity method investees of $2 million for the three months ended March 31, 2026 and 2025, respectively.
Allocation of corporate expenses
The unaudited condensed consolidated statements of operations include expense allocations for certain corporate, infrastructure, and other shared services that were provided by Holcim on a centralized basis, including but not limited to accounting and financial reporting, treasury, tax, legal, human resources, information technology, insurance, employee benefits, and other shared services that are either specifically identifiable or directly attributable to the Company, prior to the Spin-Off. These expenses had been allocated to the Company on the basis of direct usage when specifically identifiable, with the remainder predominantly allocated on a pro rata basis using revenues. The Company’s management considers this allocation to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented prior to the Spin-Off. However, these expense allocations may not be indicative of the actual expenses that would have been incurred had the Company been a standalone company during the periods presented, and they may not reflect what the Company’s results of operations may be in the future.
All such amounts have been deemed to have been incurred and settled by the Company in the period in which the costs were recorded and are included within Net parent investment on the condensed consolidated balance sheets prior to the Spin-Off.
Allocations for management costs and corporate support services provided to the Company prior to the Spin-
Off were $27 million for the three months ended March 31, 2025, including $8 million in Cost of revenues and
$19 million in Selling, general and administrative expenses.
Cash management and financing
Prior to the Spin-Off, a majority of the Company’s subsidiaries participated in Holcim’s centralized cash pooling program. Depending on the Company’s contributions and withdrawals to and from the cash pool, it was either in a net lending or borrowing position. Amrize’s position in the Holcim cash pooling program was settled prior to the Spin-Off. For the three months ended March 31, 2025, the Company paid interest expense of less than $1 million, on borrowings from Holcim’s centralized cash management and financing function. For the three months ended March 31, 2025, the Company received interest income of $5 million on amounts contributed to the cash pooling program.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Related-party notes payable
The Company had short-term and long-term borrowing arrangements with Holcim prior to the Spin-Off. The borrowing arrangements with Holcim were primarily for working capital needs and for financing certain acquisitions and had an aggregate principal balance of $7,645 million as of June 22, 2025. Prior to the Spin-
Off, the Company settled $5,646 million of related-party notes payable, with the remaining $1,999 million contributed by Holcim to the Company as equity. The Company recognized interest expense from related-
party notes payable of $108 million for the three months ended March 31, 2025.
Net parent investment
As a result of the Spin-Off, Net parent investment in the condensed consolidated balance sheets was fully settled on the Separation and Distribution Date. Prior to the Spin-Off, Net parent investment in the unaudited condensed consolidated statements of equity represented Holcim’s historical investment in the Company, the net effect of transactions with Holcim and allocations from Holcim, and the Company’s accumulated earnings.
Net transfers to Holcim are included within Net parent investment. The components of Net transfers to
Holcim on the unaudited condensed consolidated statements of cash flows and the reconciliation to the corresponding amounts presented within the unaudited condensed consolidated statements of equity, which includes certain non-cash elements, were as follows for the three months ended March 31, 2025:
•Net transfers to Holcim of $89 million for general financing activities and allocation of corporate expenses, and
•Other non-cash activities to Holcim of $5 million.
Note 19. Supplemental cash flow information

	For the three months ended March 31,
(In millions)	2026	2025
Interest paid	$53	$71
Income taxes paid	147	207
Operating cash flows used for operating leases	(44)	(41)
Operating cash flows used for finance leases	(5)	(4)
Financing cash flows used for finance leases	(31)	(22)
Non-cash investing and financing transactions were as follows:

	For the three months ended March 31,
(In millions)	2026	2025
Accrued purchases of property, plant and equipment	$91	$55
Right-of-use assets obtained in exchange for new operating lease liabilities	23	46
Right-of-use assets obtained in exchange for new finance lease liabilities	24	19

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 20. Loss per share and shareholders’ equity
Basic loss per share is computed by dividing net loss attributable to the Company by the weighted-average number of shares outstanding during the applicable period. Diluted loss per share is the same as basic loss per share, as the effect of all dilutive securities would be antidilutive. The three months ended March 31,
2026 excludes 4.2 million of potentially dilutive share-based awards as their effect would have been anti-
dilutive.
The calculation for basic and diluted earnings per share for any period presented prior to the Spin-Off were based on the number of shares outstanding on the Separation and Distribution Date and have been retrospectively presented. For periods prior to the Spin-Off, there are no dilutive equity instruments as there were no Company share-based awards outstanding at the time.
The calculation of basic and diluted loss per share for the three months ended March 31, 2026 and 2025 was as follows:

	For the three months ended March 31,
(In millions, except per share data)	2026	2025
Numerator:
Net loss	$(118)	$(87)
Net loss attributable to noncontrolling interests	2	—
Net loss attributable to the Company	$(116)	$(87)
Denominator:
Basic weighted-average number of shares outstanding	553.2	553.1
Dilutive effect of share-based awards	—	—
Diluted weighted-average number of shares outstanding	553.2	553.1

Loss per share
Basic	$(0.21)	$(0.16)
Diluted	$(0.21)	$(0.16)
Share repurchase program
On April 21, 2026, the Board of Directors approved a share repurchase authorization of $1.0 billion, with a 12-
month expiration. The Company implemented the share repurchase program after the annual general meeting on April 21, 2026. Share repurchases will be made either in the open market or through privately negotiated transactions. Our share repurchase program will be executed in compliance with Swiss law. See Note 23 in our 2025 Form 10-K for more information.
Note 21. Share-based compensation
During the first quarter of 2026, the Company granted Performance Stock Units (“PSUs”) representing
604,356 ordinary shares of the Company at target performance levels. These PSUs cliff vest in March 2029.
The number of ordinary shares of PSUs to be received upon vesting will be determined based on the relative achievement of performance metrics. PSUs are based on internal financial performance metrics or total shareholder return relative to a peer group.
Note 22. Subsequent events
The Company has evaluated subsequent events occurring through to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements except as disclosed below.

Amrize Ltd
Special one-time dividend and ordinary annual dividend
On April 21, 2026, at the Company's 2026 annual general meeting of shareholders, the shareholders approved the following payments out of the legal reserves from capital contributions: (i) a one-time cash dividend in the form of a special distribution of $0.44 per outstanding share (the “Special Dividend”), and (ii) an ordinary annual cash dividend in the form of a regular distribution of up to $0.44 per outstanding share (“Ordinary
Dividend”) to be paid in up to four (4) installments at the discretion of the Company’s Board of Directors (the
“Board”).
The Special Dividend was paid on May 4, 2026, with an ex-dividend date of April 24, 2026. The Board determined the first installment of the Ordinary Dividend to be $0.11 per outstanding share, payable on
May 20, 2026, with an ex-dividend date of May 12, 2026.
See Note 23 in our 2025 Form 10-K for more information.

Amrize Ltd
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. Some of the information contained in the following discussion and analysis includes forward-looking statements that involve risks and uncertainties. Refer to the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our 2025 Form 10-K
for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a building solutions company focused on the North American market, offering customers a broad range of advanced building solutions from foundation to rooftop. We serve customers across the infrastructure, commercial, and residential construction markets, from new builds to repair and refurbishment
(“R&R”). Our more than 19,000 employees operate across more than 1,000 sites and facilities in the United
States, Canada, Colombia, Switzerland, and Jamaica, providing customers with trusted brands and advanced building solutions for the full building lifecycle. Our trusted brands and advanced solutions, combined with our operational expertise, make us a trusted partner for customers, consisting of contractors, building owners, architects, engineers, public authorities, and cities across the United States and Canada.
We earn revenue from the sale of cement, aggregates, ready-mix concrete, asphalt, roofing systems, and other building solutions. We operate in two reportable segments, offering a complete range of advanced solutions to support large-scale and complex construction projects from bridges to data centers in the areas of residential, commercial, and infrastructure construction. Our services span new construction as well as
R&R, with R&R accounting for 43% of overall revenues in 2025.
•Our Building Materials segment offers a range of branded solutions delivering high-quality products for a wide range of applications across North America. Key product offerings of this segment include cement and aggregates, as well as a variety of downstream products and solutions such as ready-
mix concrete, asphalt, and other construction materials.
•Our Building Envelope segment offers advanced roofing and wall systems, including single-ply membranes, insulation, shingles, sheathing, waterproofing and protective coatings, along with adhesives, tapes, and sealants that are critical to the application of roofing and wall systems. Our
Building Envelope products are sold individually or in warrantied systems for new construction or R&R in commercial and residential projects. These products are sold either directly to contractors or through an authorized distributor or dealer network in North America.
Seasonality
Our Building Materials segment operating results for the first and fourth quarters are generally lower than those for the second and third quarters, which benefit from more favorable weather and increased construction activity. In addition to impacting demand, adverse weather can disrupt production schedules, shipments, and project timelines, affecting costs, efficiencies, and profitability. We manage these seasonal fluctuations through operational planning and flexible workforce management, but quarter-to-quarter results may not be indicative of full-year performance.
Our Building Envelope segment is subject to seasonal fluctuations in demand, primarily driven by trends in new construction, renovation, and repair activities across both residential and commercial markets. Demand for our building envelope products, which include roofing, wall systems, and related solutions, generally increases during periods of favorable weather, as construction and renovation projects are most active in the second and third calendar quarters. This pattern reflects the broader industry trend, where project starts and completions are concentrated in the spring and summer months, particularly in our key geographic markets.
We continuously monitor market conditions and adjust our production and inventory management strategies to align with anticipated seasonal demand and potential weather-related disruptions. Despite these efforts, the inherent seasonality and unpredictability of weather events may result in fluctuations in our quarterly revenues, earnings, and cash flow.

Amrize Ltd
Financial Summary
A summary of our performance highlights for the three months ended March 31, 2026 and 2025 is as follows:

	For the three months ended March 31,
(In millions, except for percentage data)	2026	2025
Revenues	$2,178	$2,081
Net loss	$(118)	$(87)
Net loss margin	(5.4%)	(4.2%)
Adjusted EBITDA	$192	$214
Adjusted EBITDA Margin	8.8%	10.3%
Cash flows used in operating activities	$(896)	$(856)
Capital Allocation
We believe our disciplined approach to capital allocation allows us to invest in our business to drive sustainable growth, pursue strategic mergers and acquisitions, and return capital to shareholders. We remain committed to diligently executing this capital allocation strategy through continuous enhancements to our facilities, investment in new greenfield projects, and increased allocation of capital towards future growth initiatives. Furthermore, we have historically been able to effectively acquire and merge businesses in fragmented industries, aligning with our overarching capital allocation strategies.
•We completed one acquisition in each of the three months ended March 31, 2026 and 2025, for total cash consideration, net of cash acquired, of $425 million and $9 million, respectively; and
•We invested $272 million in capital expenditure projects in the three months ended March 31, 2026, compared with $211 million in the three months ended March 31, 2025.
Transition to Standalone Company
On June 23, 2025, Holcim completed the previously announced Spin-Off through a distribution of 100% of the
Company’s outstanding shares to holders of record of Holcim’s ordinary shares, on a pro rata basis as a dividend-in-kind, as of the close of business on June 20, 2025. As a result of the Distribution, the Company became an independent public company, subject to the requirements of the New York Stock Exchange and the SIX Swiss Exchange, where our Ordinary Shares are listed under the symbol “AMRZ”.
In connection with the Spin-Off, we entered into or adopted several agreements including a Separation and
Distribution Agreement, Transition Services Agreement, and Tax Matters Agreement, among others. These agreements allocate between Holcim and us various assets, liabilities, rights and obligations (including with respect to employee benefits and tax-related assets and liabilities), and govern the relationship between the
Company and Holcim for certain commercial matters (including manufacturing, supply, and insurance)
following the Spin-Off. See Note 18 (Related party) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on these agreements.
In connection with the Spin-Off, we are establishing additional procedures and practices as a standalone public company. As a result, we incurred additional expenses in 2025 related to the establishment and operation of new functions including rebranding, employee-related costs, executive leadership compensation, accounting and financial reporting, compliance and regulatory, human resources, information technology, marketing and communications, insurance, and other operating costs. Certain of these costs (the “Spin-Off and separation-related costs”) are non-recurring in nature, consisting primarily of rebranding. We expect the
Spin-Off and separation-related costs to continue through fiscal year 2027. In line with our ASPIRE program
(an initiative launched in the second quarter of 2025 to accelerate synergies by leveraging our scale to optimize third-party spending and drive efficiencies across procurement, logistics, and operating functions), we will continue to look for operational cost improvement opportunities as a standalone company to drive lower costs across our business and corporate functions.

Basis of Presentation
Our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report have been prepared in accordance with U.S. GAAP and the rules and regulations of the
SEC. Prior to the Spin-Off, we operated as a wholly-owned subsidiary of Holcim, and not as a standalone company. These unaudited condensed consolidated financial statements and footnotes reflect the historical financial position, results of operations, and cash flows of the Company as historically managed within Holcim for periods prior to the completion of the Spin-Off and reflect the financial position, results of operations, and cash flows of the Company as a standalone company for periods after the completion of the Spin-Off. The unaudited condensed consolidated financial statements and footnotes for the period prior to the Spin-Off included elsewhere in this Quarterly Report were prepared on a “carve-out” basis in connection with the Spin-
Off and have been derived from the consolidated financial statements and historical accounting records of
Holcim. See Note 1 (Organization and basis of presentation) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Prior to the Spin-Off, our unaudited condensed consolidated financial statements included expense allocations for certain corporate, infrastructure, and other shared services provided by Holcim on a centralized basis, including but not limited to accounting and financial reporting, treasury, tax, legal, human resources, information technology, insurance, employee benefits, and other shared services that are either specifically identifiable or directly attributable to us. These expenses had been allocated to us on the basis of direct usage when specifically identifiable, with the remainder predominantly allocated on a pro rata basis using revenues. See Note 18 (Related party) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
Certain related-party transactions between the Company and Holcim have been included in our unaudited condensed consolidated financial statements prior to the Spin-Off. Additionally, as part of the Spin-Off, the
Company issued senior unsecured notes and completed a bond exchange. A portion of the proceeds from the issuance of the senior unsecured notes and completion of the bond exchange was used to repay the
Company’s related-party indebtedness due to Holcim. Holcim also completed an equity contribution to the
Company to settle the remaining related-party indebtedness due to Holcim. See Note 10 (Debt) in our 2025
Form 10-K and Note 18 (Related party) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Macroeconomic Trends
We operate in competitive markets with respect to each of our segments. Recent market conditions, such as trade policy uncertainty, energy market disruptions, geopolitical conflicts, fluctuations in interest rates, and construction market labor challenges may impact various markets in which we operate. While our Building
Envelope segment has been impacted by these market conditions, our Building Materials segment has remained resilient, as we have been able to leverage our scale, unique footprint, and diverse product offerings to customers. We expect the execution of our ASPIRE program to accelerate synergies and profitable growth, by investing in streamlining our network. Over the long term, we expect growth in demand due to urbanization, aging infrastructure, recent onshoring trends, population growth, and historical underinvestment in residential housing. As market conditions evolve, we believe that we are uniquely positioned to capitalize on these growth opportunities.
Factors Affecting Our Performance
We continue to evolve our business to improve performance and drive sustainable growth. Building on our large operating footprint of over 1,000 sites and facilities, we believe we are well positioned to capitalize on strong commercial and residential construction spend and infrastructure investments across North America.
The future success of our business depends on many factors. While these factors present opportunities for us, they also pose risks and challenges, including those discussed below and in “Risk Factors” under Item 1A of our 2025 Form 10-K. We must successfully address these risks to achieve growth, improve our results of operations, and generate profits.

Amrize Ltd
Emphasis on Building Envelope. Our strong presence in the Building Materials category has allowed us to acquire additional product lines, such as roofing and insulation products, in the Building Envelope segment. By acquiring Firestone Building Products (later renamed to Elevate Commercial Roofing Systems) in 2021,
Herbert Malarkey Roofing Company (“Malarkey”) in 2022, and Duro-Last, LLC, Critical Point, LLC, Oscoda
Plastics, LLC, Plastatech Engineering Limited, LLC, Anvil Paints & Coatings, LLC and Tip-Top Screw
Manufacturing, LLC (collectively, “Duro-Last”) in 2023, we bolstered our roofing system offerings and positioned ourselves to meet growing demand for re-roofing and new builds. Our Building Envelope segment accounted for 31.1% and 36.1% of our revenues for the three months ended March 31, 2026 and 2025, respectively. We intend to continue building out our Building Envelope segment through expansions, acquisitions, and development of additional solutions and products, as we believe this will unlock long-term value creation. Such expansions and acquisitions depend on our ability to raise capital and seamlessly integrate new products into our current product mix.
Emphasis on Aggregates. Our scaled aggregates franchise shows compelling growth potential. The North
American aggregates industry is fragmented and consists of specialized businesses that present ideal opportunities for acquisition and future growth. We have the size, scale, and financial capabilities to procure businesses that we believe would expand our offerings. Although inorganic growth through acquisitions may subject us to significant up-front costs, we believe such acquisitions will enhance our competitive advantage, provide strategic value creation, and ultimately increase our Building Materials revenue and Segment
Adjusted EBITDA.
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
We earn revenue from the sale of Building Materials products (cement, aggregates, ready-mix concrete, asphalt, and other construction materials) and Building Envelope products (advanced roofing and wall systems, including single-ply membranes, insulation, shingles, sheathing, waterproofing, and protective coatings, along with adhesives, tapes, and sealants that are critical to the application of roofing and wall systems). Revenues are recognized in accordance with Financial Accounting Standards Board Accounting
Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and ASC 340-40, Other
Assets and Deferred Costs—Contracts with Customers, when we satisfy a performance obligation by transferring a promised good or service to a customer. This occurs when the customer obtains control of that good or service. See Note 3 (Revenues) included in the unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report for more information.
Operating Costs and Expenses
The key components of our operating costs and expenses consist of Cost of revenues, Selling, general and administrative expenses, Gain on disposal of long-lived assets, and Loss on impairments, as defined and outlined below:

Cost of Revenues
Cost of revenues primarily consists of all direct production costs of products, including labor, materials, transportation, and fuel. Cost of revenues also includes a portion of our depreciation, depletion, accretion, and amortization expense related to property, plant, and equipment directly attributable to the production of goods sold, as well as the service cost component of defined benefit pension plan and other postretirement benefit plan expenses, operating lease expenses, and finance lease expenses. Proceeds from business interruption insurance claims, if any, are treated as reductions to the related Cost of revenues incurred.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily include salaries and related costs for roles not directly attributable to the production of goods sold, such as sales and marketing, legal, finance and accounting, information technology, human resources, and certain other employees. Selling, general and administrative expenses also include a portion of our depreciation, depletion, accretion, and amortization expense related to property, plant, and equipment, intangible assets not directly attributable to the production of goods sold, acquisition-related transaction costs, the service cost component of defined benefit pension plan and other postretirement benefit plan expenses, operating lease expenses, and finance lease expenses. Additionally, prior to the Spin-Off, Selling, general and administrative expenses also include expense allocations for certain corporate, infrastructure, and other shared services provided by Holcim on a centralized basis, including but not limited to accounting and financial reporting, treasury, tax, legal, human resources, information technology, insurance, employee benefits, and other shared services.
Gain on Disposal of Long-Lived Assets
Gain on disposal of long-lived assets primarily includes gains on the disposal and retirement of specific assets, such as ready-mix concrete, cement, and roofing assets.
Interest Expense, net
Interest expense, net primarily consists of interest incurred on third-party notes, finance leases, commercial paper, related-party notes prior to the Spin-Off, bank fees, and the amortization of the associated deferred financing costs, net of interest income.
Other Non-Operating Income, net
Other non-operating income, net primarily includes the amortization of actuarial gains or losses on pension and other postretirement benefit plans, curtailment, and settlement gains or losses incurred in connection with pension and other postretirement benefit plans.
Income Tax Benefit
Income tax benefit consists of federal, state, and local income taxes related to the tax jurisdictions in which we conduct business. Income tax provision consists of taxes currently payable and deferred amounts related to both Swiss and non-Swiss taxes on our income. The effective tax rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the nature and timing of discrete items.
Results of Operations
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-
Overview-Factors Affecting Our Performance” and “Management’s Discussion and Analysis of Financial
Condition and Results of Operations-Overview-Macroeconomic Trends” above, and as discussed in more detail below, our results of operations are highly dependent upon activities within the construction industry, economic cycles within the public and private business sectors, and seasonality. Accordingly, financial results for any period presented, or period-to-period comparisons of reported results, may not be indicative of future results of operations.
Our financial results for the three months ended March 31, 2026 and 2025 were affected by softer demand within the Building Envelope segment. These factors are outside of our control and may impact our operations in the future. The extent to which global economic challenges will ultimately impact our business, operations, financial condition, and results of operations will depend on numerous factors, which are highly uncertain, rapidly changing, and cannot be predicted.

Amrize Ltd
Consolidated Statements of Operations

	For the three months ended March 31,
(In millions, except for percentage data)	2026	2025	% change
Revenues	$2,178	$2,081	4.7%
Cost of revenues	(1,967)	(1,859)	(5.8)%
Gross profit	211	222	(5.0)%
Selling, general and administrative expenses	(292)	(239)	(22.2)%
Gain on disposal of long-lived assets	5	1	400.0%
Operating loss	(76)	(16)	(375.0)%
Interest expense, net	(70)	(118)	40.7%
Other non-operating income, net	1	1	—%
Loss before income tax benefit	(145)	(133)	9.0%
Income tax benefit	27	46	(41.3)%
Net loss	(118)	(87)	(35.6)%
Net loss attributable to noncontrolling interests	2	—	—%
Net loss attributable to the Company	$(116)	$(87)	(33.3)%

Net loss margin	(5.4)%	(4.2)%
Adjusted EBITDA(1)	$192	$214	(10.3)%
Adjusted EBITDA Margin(1)	8.8%	10.3%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for
definitions of these Non-GAAP financial measures, information about how and why we use these Non-GAAP financial measures, and a reconciliation of each of these Non-GAAP financial measures to its most directly comparable financial measure calculated in accordance with U.S. GAAP.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenues
Revenues for the three months ended March 31, 2026 were $2,178 million, an increase of $97 million, or 4.7%, from $2,081 million for the three months ended March 31, 2025. The increase in our overall revenues was primarily driven by volume growth of $79 million and contributions from acquisitions of $24 million from our
Building Materials segment. These factors were partially offset by lower market demand as well as lower prices of $24 million within our Building Envelope segment. Foreign exchange benefitted Amrize by $18 million for the quarter, as the Canadian dollar strengthened against the U.S. dollar. The proportion of revenues related to the Building Materials segment and Building Envelope segment was 68.9% and 31.1% for the three months ended March 31, 2026 and 63.9% and 36.1% for the three months ended March 31, 2025, respectively.

	Analysis of Change
		Organic Growth
(In millions, except for percentage data)	For the three months ended March 31, 2025	Volume	Price	Acquisitions	Foreign Exchange	For the three months ended March 31, 2026	% change
Total Revenues	2,081	79	(24)	24	18	2,178	4.7%

Amrize Ltd
Cost of revenues
Cost of revenues for the three months ended March 31, 2026 was $1,967 million, an increase of $108 million, or 5.8%, from $1,859 million for the three months ended March 31, 2025. The increase was comprised of an increase of $138 million from the Building Materials segment and a decrease of $20 million from the Building
Envelope segment.
The Cost of revenues increase within Building Materials was less than Revenues growth versus the first quarter of the prior year, reflecting gross profit margin expansion from cost efficiencies. The decrease within
Building Envelope was due to lower volumes, partially offset by increased warranty expense.
Cost of revenues as a percentage of Revenues was 90.3% and 89.3% for the three months ended March 31,
2026 and 2025, respectively. The increase in Cost of revenues as a percentage of Revenues relates in part to increased warranty accruals. The proportion of Cost of revenues related to the Building Materials segment and Building Envelope segment was 72.3% and 27.7% for the three months ended March 31, 2026 and 69.5%
and 30.5% for the three months ended March 31, 2025, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2026 were $292 million, an increase of $53 million, or 22.2%, from $239 million for the three months ended March 31, 2025. In the first quarter of 2025, this activity was primarily developed on a “carve-out” basis from Holcim, while the current period activity reflects costs incurred to establish a stand-alone organization. The increase was primarily due to personnel costs for higher headcount and compensation, as well as professional services related to developing a stand-alone organization.
Gain on disposal of long-lived assets
Gain on disposal of long-lived assets for the three months ended March 31, 2026 was $5 million, an increase of $4 million, from $1 million for the three months ended March 31, 2025.
Interest expense, net
Interest expense, net for the three months ended March 31, 2026 was $70 million, a decrease of $48 million, or 40.7%, from $118 million for the three months ended March 31, 2025. The decrease in interest expense, net was primarily driven by a decrease in related-party debt. Since the Spin-Off, the Company has operated with a lower debt profile.
Other non-operating income, net
Other non-operating income, net for the three months ended March 31, 2026 and 2025 was $1 million.
Income tax benefit
Income tax benefit for the three months ended March 31, 2026 was $27 million, a decrease of $19 million, or
41.3%, from $46 million for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 was 18.6%, compared to 34.6% for the three months ended March 31,
2025. The 2026 effective income tax rate was primarily impacted by a discrete adjustment related to miscellaneous expenses that were not material to the quarter. The 2025 effective income tax rate was primarily impacted by the OECD Pillar Two regulatory guidance released in January 2025, which resulted in a reduction in the OECD Pillar Two tax.

Amrize Ltd
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA for the three months ended March 31, 2026 decreased to $192 million from $214 million for the three months ended March 31, 2025. Adjusted EBITDA Margin was 8.8% for the three months ended
March 31, 2026, compared to 10.3% for the three months ended March 31, 2025. Adjusted EBITDA in the
Building Materials segment increased $50 million, primarily driven by significant demand growth from our customers. In the Building Envelope segment, Adjusted EBITDA decreased $46 million primarily due to price decreases and the impact of lower volumes, as well as higher costs related to a temporary plant disruption.
Increased corporate costs of $26 million in the first quarter of 2026 caused the remaining Adjusted EBITDA decrease as the organization operated on a standalone basis in the current period, as compared to a carve-
out basis in the first quarter of 2025. Adjusted EBITDA and Adjusted EBITDA Margin performance was as follows:

	Analysis of Change
		Organic Growth
(In millions, except for percentage data)	For the three months ended March 31, 2025	Volume	Price	Other[2]	Acquisitions	Foreign Exchange	For the three months ended March 31, 2026	% change
Adjusted EBITDA(1)	214	32	(24)	(34)	3	1	192	(10.3)%
Adjusted EBITDA Margin(1)	10.3%						8.8%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for
definitions of these non-GAAP financial measures, information about how and why we use these non-GAAP financial measures, and a reconciliation of each of these non-GAAP financial measures to its most directly comparable financial measure calculated in accordance with U.S. GAAP.
(2)Primarily higher corporate costs related to the development of a stand-alone organization.
Results of Operations by Segment
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	For the three months ended March 31,
(In millions)	2026	2025	% change
Segment revenues:
Building Materials(1)	$1,500	$1,329	12.9%
Building Envelope	678	752	(9.8)%
Total revenues	$2,178	$2,081	4.7%

	For the three months ended March 31,
(In millions)	2026	2025	% change
Segment Adjusted EBITDA:
Building Materials	$170	$120	41.7%
Building Envelope	78	124	(37.1)%
Total Segment Adjusted EBITDA	248	244	1.6%
Unallocated corporate costs	(56)	(30)	(86.7)%
Adjusted EBITDA(2)	$192	$214	(10.3)%
__________________
(1)Segment revenues for Building Materials are presented net of interproduct revenues between our Cement and Aggregates and other construction materials product lines of $101 million and $100 million for the three months ended March 31, 2026 and 2025, respectively.
(2)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for
definitions of these non-GAAP financial measures, information about how and why we use these non-GAAP financial measures and a reconciliation of each of these non-GAAP financial measures to its most directly comparable financial measure calculated in accordance with U.S. GAAP.

Amrize Ltd
Building Materials
Building Materials segment revenues for the three months ended March 31, 2026 were $1,500 million, an increase of $171 million, or 12.9%, from $1,329 million for the three months ended March 31, 2025. The increase was primarily driven by significantly higher cement and aggregates customer demand, contributions from the acquisition of PB Materials, and favorable impacts of foreign currency.
Cement revenues for the three months ended March 31, 2026 were $837 million, an increase of $96 million, or 13.0%, from $741 million for the three months ended March 31, 2025. Aggregates and other construction materials revenues for the three months ended March 31, 2026 were $764 million, an increase of $76 million, or 11.0%, from $688 million for the three months ended March 31, 2025.

Volumes	For the three months ended March 31,
in millions	2026	2025	% Change
Cement - tons sold[1]	4.1	3.6	13.9%
Aggregates - tons sold	17.8	15.6	14.1%

Average Selling Price - Year over Year	For the three months ended March 31,
$ per ton	2026	2025	% Change	Constant Currency[2]	% Change Constant Currency
Cement - price per ton[1]	$168.83	$171.76	(1.7%)	$167.67	(2.4%)
Aggregates - price per ton[3]	$15.52	$15.14	2.5%	$15.29	1.0%

Average Selling Price - Sequential	For the three months ended
				Constant Currency[2]
$ per ton	March 31, 2026	December 31, 2025	% Change	March 31, 2026	December 31, 2025	% Change
Cement - price per ton[1]	$168.83	$167.52	0.8%	$167.67	$166.51	0.7%
Aggregates - price per ton[3]	$15.52	$13.79	12.5%	$15.29	$13.77	11.0%
__________________
1 Cement volume and pricing figures presented above exclude trading.
2 Constant Currency reflects price adjusted to prior period foreign exchange rates.
3 Aggregates pricing figures presented above are freight adjusted, excluding freight revenues.
Building Materials Segment Adjusted EBITDA for the three months ended March 31, 2026 was $170 million, an increase of $50 million, or 41.7%, from $120 million for the three months ended March 31, 2025. The increase in Building Materials Segment Adjusted EBITDA was mainly attributable to significant demand growth from our customers due to new project starts and multi-year mega projects. Additionally, we experienced economies of scale from the significant volume growth resulting in margin expansion.
Building Envelope
Building Envelope segment revenues for the three months ended March 31, 2026 were $678 million, a decrease of $74 million, or 9.8%, from $752 million for the three months ended March 31, 2025. The decrease was primarily driven by lower volumes, which reflects softer market demand, and lower pricing.
Building Envelope Segment Adjusted EBITDA for the three months ended March 31, 2026 was $78 million, a decrease of $46 million, or 37.1%, from $124 million for the three months ended March 31, 2025. The decrease in Building Envelope Segment Adjusted EBITDA was attributable to price decreases and the impact of lower volumes, as well as higher costs related to inflation and a temporary plant disruption.

Amrize Ltd
Non-GAAP Financial Measures
In addition to the key operational metrics above and our financial results as reported under U.S. GAAP, we evaluate our operating performance using certain financial measures, including Total Segment Adjusted
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, EBITDA and EBITDA Margin, and Free Cash Flow, that are not defined by, or prepared in accordance with, U.S. GAAP. We refer to these measures as “non-GAAP”
financial measures.
These non-GAAP financial measures should not be considered as alternatives to the earnings measures defined by U.S. GAAP. We utilize these non-GAAP financial measures, among others, to assess our operating performance and to provide a consistent comparison of performance from period to period and as a basis for strategic planning and forecasting given our belief that such non-GAAP financial measures closely correlate to long-term enterprise value. We believe that measuring performance on the basis of Total Segment
Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, EBITDA and EBITDA Margin, and Free Cash
Flow is useful to investors because it enables consistent evaluation of our operational performance and liquidity period to period.
“Total Segment Adjusted EBITDA” is defined as Net income (loss), and excludes the impact of Depreciation, depletion, accretion and amortization, Interest expense, net, Income tax benefit, Acquisition and integration-
related costs, Litigation-related costs, Loss on impairments, Restructuring and other costs, Spin-off and separation-related costs, Other non-operating (income) expense, net, Income from equity method investments, and unallocated corporate costs. “Adjusted EBITDA” is defined as Total Segment Adjusted
EBITDA including unallocated corporate costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by revenues. “EBITDA” is defined as Net income (loss), excluding Depreciation, depletion, accretion and amortization, Interest expense, net, and Income tax benefit. “EBITDA Margin” is defined as EBITDA divided by revenues. “Free Cash Flow” is defined as net cash provided by (used in) operating activities plus proceeds from property and casualty insurance, proceeds from land expropriation, and proceeds from disposals of long-lived assets less purchases of property, plant and equipment.
Total Segment Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, EBITDA and EBITDA Margin,
and Free Cash Flow have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Because of these limitations, Total
Segment Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, EBITDA and EBITDA Margin, and
Free Cash Flow should not be considered as replacements for revenues, net income (loss), net income (loss)
margin or net cash provided by (used in) operating activities, as determined by U.S. GAAP, or as measures of our profitability. We compensate for these limitations by relying primarily on our U.S. GAAP results and using non-GAAP financial measures only for supplemental purposes.

Reconciliation of Non-GAAP Financial Measures
Total Segment Adjusted EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, EBITDA and EBITDA Margin are
monitored by management in order to efficiently allocate resources between segments and to assess performance. The table below reconciles our net loss and net loss margin, the most directly comparable financial measures calculated in accordance with U.S. GAAP, to Total Segment Adjusted EBITDA, Adjusted
EBITDA, Adjusted EBITDA Margin, EBITDA, and EBITDA Margin, respectively.

	For the three months ended March 31,
(In millions, except for percentage data)	2026	2025
Net loss	$(118)	$(87)
Depreciation, depletion, accretion and amortization	236	218
Interest expense, net	70	118
Income tax benefit	(27)	(46)
EBITDA	161	203
Acquisition and integration-related costs(1)	23	3
Litigation-related costs(2)	2	—
Restructuring and other costs(3)	3	—
Spin-off and separation-related costs(4)	4	9
Other non-operating income, net(5)	(1)	(1)
Adjusted EBITDA	192	214
Unallocated corporate costs	56	30
Total Segment Adjusted EBITDA	$248	$244
Building Materials	$170	$120
Building Envelope	$78	$124
Net loss margin	(5.4)%	(4.2)%
EBITDA Margin	7.4%	9.8%
Adjusted EBITDA Margin	8.8%	10.3%
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
(3)Restructuring and other costs include charges associated with non-core sites.
(4)Spin-Off and separation-related costs notably include rebranding costs.
(5)Other non-operating income, net primarily consists of costs related to gains on proceeds from property and casualty insurance.
Free Cash Flow is monitored by management to assess liquidity. The table below reconciles our net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Free Cash Flow.

	For the three months ended March 31,
(In millions)	2026	2025
Net cash used in operating activities	$(896)	$(856)
Capital expenditures, net(1)	(267)	(209)
Free cash flow	$(1,163)	$(1,065)
__________________
(1)Capital expenditures, net includes purchases of property, plant and equipment, proceeds from property and casualty insurance income, proceeds from land expropriation, and proceeds from disposals of long-lived assets.

Liquidity and Capital Resources
Our ability to fund our cash needs will depend on our ongoing ability to generate cash from operations. In addition, we will rely on access to the capital markets, in particular for debt financing, in order to satisfy capital requirements not satisfied by cash flows from operating activities, particularly between April and
October, due to the seasonality of our business. We expect to utilize our capital resources to fund operations and capital expenditures, pursue strategic acquisitions and other business development transactions, and repay our indebtedness over time. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives, and capital resources. We believe that our existing cash reserves, cash flow from operations, as well as a range of available financing activities will provide adequate resources to fund our short-term and long-term capital requirements, including our debt requirements and expected pension contributions for at least the next twelve months.
Cash Flows
The following table summarizes our net cash used in and provided by operating, investing and financing activities for the periods indicated:

	For the three months ended March 31,
(In millions)	2026	2025
Net cash provided by (used in):
Operating activities	$(896)	$(856)
Investing activities	(659)	(60)
Financing activities	743	(97)
Effect of exchange rate changes on cash and cash equivalents	(11)	2
Decrease in cash and cash equivalents	(823)	(1,011)
Cash and cash equivalents - beginning of period	1,922	1,585
Cash and cash equivalents - end of period	$1,099	$574
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
For the three months ended March 31, 2026 and 2025, net cash used in operating activities was $896 million and $856 million, respectively. The increase in cash used in operating activities of $40 million was primarily driven by a higher net loss of $31 million and the timing of cash collections and payments.
Cash Flows from Investing Activities
For the three months ended March 31, 2026 and 2025, cash used in investing activities was $659 million and
$60 million, respectively. The increase in cash used in investing activities for the three months ended March
31, 2026, as compared to the three months ended March 31, 2025, was primarily driven by an increase in acquisition spending of $416 million, primarily related to the acquisition of PB Materials, and a decrease in net investments to cash pooling of $173 million in the prior period. See Note 18 (Related party) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on the settlement of the cash pooling program.

Amrize Ltd
Cash Flows from Financing Activities
For the three months ended March 31, 2026 cash provided by financing activities was $743 million, compared to cash used in financing activities of $97 million for the three months ended March 31, 2025. The increase in cash provided by financing activities three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily driven by an increase in proceeds from short-term borrowings of $777 million. See Note 10 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Contractual Obligations and Commitments
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our debt and other borrowings, in addition to pension and other postretirement benefit plan contributions. The following table presents our significant contractual obligations and commitments with definitive payment terms as of March 31, 2026:

(In millions)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Principal on debt and other borrowings	$1,110	$700	$700	$3	$1,000	$2,530	$6,043
Operating lease obligations	123	140	106	88	62	246	765
Finance lease obligations	105	119	93	56	32	113	518
Pension and postretirement contributions	21	27	25	24	23	411	531
Purchase obligations(1)	535	69	54	47	37	88	830
Total	$1,894	$1,055	$978	$218	$1,154	$3,388	$8,687
_________________
(1)Purchase obligations is comprised of purchase commitments of $609 million for goods and services and capital expenditures of $221 million for property, plant and equipment.
Off Balance Sheet Arrangements
Periodically, we enter into off balance sheet commitments, including surety bonds and letters of credit, to fulfill certain obligations related to specific projects, insurance and site restoration. As of March 31, 2026 and
December 31, 2025, we had outstanding commitments amounting to $747 million and $751 million, respectively. Historically, no material claims have been made against these surety bonds and letters of credit.
We did not have any other off balance sheet arrangements as of March 31, 2026 and December 31, 2025.
Critical Accounting Estimates
The Company outlined its critical accounting estimates in its Annual Report on Form 10-K for the year ended
December 31, 2025. There were no changes to the Company’s critical accounting estimates during the three months ended March 31, 2026.

Amrize Ltd
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks, which exist as a part of our ongoing business operations. We monitor and manage these financial exposures as an integral part of our overall risk management program. To manage the aforementioned risks, we may, from time to time, use forward contracts, options, swaps, caps, collars, and floors or pursue other strategies to limit our exposure to changes in markets including changes in interest rates, currency exchange rates, and commodity prices. For the three months ended March 31, 2026, there have been no material changes to our market risks from those disclosed in the 2025 Form 10-K.
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
In connection with the preparation of this Quarterly Report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”). Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026 because of our previously reported material weakness in our internal control over financial reporting, as described in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended
December 31, 2025.
Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity
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

Amrize Ltd
Changes in Internal Controls over Financial Reporting
The Company implemented a new system for financial consolidation and reporting. The Company began using this system for the fiscal year beginning on January 1, 2026. Additionally, we continued our remediation efforts in connection with the material weakness described above.
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
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in of our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
For information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K see Exhibit
95 of this report, which is incorporated herein by reference.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Exhibit
10.1
Employment Agreement, dated March 13, 2026, by and between Amrize North America Inc. and Baris Oran (Exhibit
10.1 to the Company’s Form 8-K filed March 31, 2026, File No. 1-42542, and incorporated herein by reference).

31.1*	Certification of CEO, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Disclosure of Mine Safety and Health Administration (MSHA) Safety Data.
101*	Inline eXtensible Business Reporting Language (XBRL).
104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
*  Filed herewith
** This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of
1933, as amended, or the Exchange Act.

Amrize Ltd
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Amrize Ltd
By:	/s/ Baris Oran
Name:	Baris Oran
Title:	Chief Financial Officer (Duly authorized officer and principal financial officer)
Date:	May 7, 2026