Form 10-Q
period 2026-06-30
Amrize Ltd
filed 2026-08-10
CIK 2035989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Securities registered pursuant to Section 12(b) of the Exchange Act:

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.
As of July 31, 2026, the number of outstanding Ordinary Shares was 546,925,644, net of Treasury Shares.

Amrize Ltd
Certain Terms
Unless the context requires otherwise, the “Company”, “Amrize”, “we”, “us”, or “our” refers to Amrize Ltd on a consolidated basis. References to the Company’s “Ordinary Shares”, “Common Shares”, “Common Stock” or
“Company Shares” refer to our Ordinary Shares.

Amrize Ltd
Cautionary Note Regarding Forward-Looking Statements
Investors are cautioned that all statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that relate to the future involve risks and uncertainties, and are based on assumptions that we believe in good faith are reasonable but which may be materially different from actual results. These statements, which are forward-looking statements within the meaning of Section
21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended
(the “Securities Act”), and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act, provide the investor with the Company’s expectations or forecasts of future events. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,”
“might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or similar expressions, or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, future revenues, income and cash flows, the outcome of contingencies such as legal proceedings, and regulatory compliance. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:
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
It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this
Quarterly Report and our future levels of activity and performance, may not occur and actual results could differ materially and adversely from those described or implied in the forward-looking statements. As a result, you should not regard any of these forward-looking statements as a forecast, or as a representation or warranty or guarantee of future performance by us or any other person, or place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake or assume any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law. You are advised to review any further disclosures we make on related subjects in our filings with the SEC and in our other public statements.

Amrize Ltd
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2026	2025	2026	2025
Revenues	$3,494	$3,218	$5,675	$5,307
Cost of revenues	(2,501)	(2,277)	(4,474)	(4,129)
Gross profit	993	941	1,201	1,178
Selling, general and administrative expenses	(283)	(286)	(568)	(529)
Gain on disposal of long-lived assets	3	4	8	5
Loss on impairments	(2)	(2)	(2)	(2)
Operating income	711	657	639	652
Interest expense, net	(89)	(121)	(167)	(239)
Other non-operating income, net	(1)	1	1	2
Income before income tax expense and income from equity method investments	621	537	473	415
Income tax expense	(146)	(122)	(105)	(94)
Income from equity method investments	1	1	1	1
Net income	476	416	369	322
Net loss attributable to noncontrolling interests	2	1	4	1
Net income attributable to the Company	$478	$417	$373	$323

Earnings per share attributable to the Company:
Basic	$0.87	$0.75	$0.67	$0.58
Diluted	$0.86	$0.75	$0.67	$0.58
Weighted-average number of shares outstanding:
Basic	552.5	553.1	552.9	553.1
Diluted	553.6	553.1	554.1	553.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2026	2025	2026	2025
Comprehensive income:
Net income	$476	$416	$369	$322
Comprehensive income (loss), net of tax:
Foreign currency translation	(94)	222	(158)	238
Net change in fair value of cash flow hedges, net of tax	(5)	(1)	8	7
Actuarial losses and prior service costs for defined benefit pension plans and other postretirement benefit plans, net of tax	(1)	(1)	(3)	(2)
Total other comprehensive income (loss), net of tax	(100)	220	(153)	243
Total comprehensive income	376	636	216	565
Comprehensive loss attributable to noncontrolling interests	2	1	4	1
Comprehensive income attributable to the Company	$378	$637	$220	$566
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Balance Sheets
(In millions, except share data)

	As of June 30,	As of December 31,
	2026	2025
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$729	$1,922
Accounts receivable, net	2,057	1,113
Inventories, net	1,553	1,490
Prepaid expenses and other current assets	245	88
Total current assets	4,584	4,613
Property, plant and equipment, net	8,454	7,936
Goodwill	9,044	9,044
Intangible assets, net	1,682	1,728
Operating lease right-of-use assets, net	601	615
Other noncurrent assets	238	273
Total Assets	$24,603	$24,209
Liabilities and Equity
Current Liabilities:
Accounts payable	$1,347	$1,530
Short-term borrowings	735	—
Current portion of long-term debt	1,034	333
Operating lease liabilities	132	136
Other current liabilities	906	886
Total current liabilities	4,154	2,885
Long-term debt	4,235	4,936
Deferred income tax liabilities	1,146	1,042
Noncurrent operating lease liabilities	497	500
Other noncurrent liabilities	1,713	1,725
Total Liabilities	11,745	11,088
Commitments and contingencies (see Note 18)
Equity
Common stock, par value of $0.01 per share, 680,250,615 shares authorized, 566,875,513 issued and 549,779,621 outstanding as of June 30, 2026 566,875,513 issued and 553,082,525 outstanding as of December 31, 2025	6	6
Additional paid-in capital	12,590	12,569
Retained earnings	997	930
Treasury stock, 17,095,892 shares as of June 30, 2026 and 13,792,988 shares as of December 31, 2025	(194)	—
Accumulated other comprehensive loss	(533)	(380)
Total equity attributable to the Company	12,866	13,125
Noncontrolling interests	(8)	(4)
Total Equity	12,858	13,121
Total Liabilities and Equity	$24,603	$24,209
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the six months ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$369	$322
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, accretion and amortization	494	444
Share-based compensation	20	3
Deferred tax benefit (expense)	27	(2)
Other items, net	72	54
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(939)	(827)
Due from related party	—	49
Inventories, net	(40)	(108)
Accounts payable	(186)	18
Due to related party	—	(96)
Other assets	(159)	(115)
Other liabilities	(121)	(170)
Defined benefit pension plans and other postretirement benefit plans	(12)	(13)
Net cash used in operating activities	(475)	(441)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(520)	(448)
Acquisitions, net of cash acquired	(425)	(78)
Net decrease in short-term related-party notes receivable from cash pooling program	—	522
Other investing activities, net	49	(7)
Net cash used in investing activities	(896)	(11)
Cash Flows from Financing Activities:
Transfers to Holcim, net	—	(98)
Proceeds from short-term borrowings, net	735	930
Proceeds from issuance of long-term debt, net of discount	—	3,398
Payments of debt issuance costs	—	(24)
Net repayments of short-term related-party debt	—	(129)
Proceeds from debt-for-debt exchange with Holcim	—	922
Proceeds from issuances of long-term related-party debt	—	22
Repayments of long-term related-party debt	—	(5,541)
Payments of finance lease obligations	(64)	(48)
Repurchases of common stock	(178)	—
Dividends paid	(304)	—
Other financing activities, net	(1)	2
Net cash provided by (used in) financing activities	188	(566)
Effect of exchange rate changes on cash and cash equivalents	(10)	34
Decrease in cash and cash equivalents	(1,193)	(984)
Cash and cash equivalents at the beginning of period	1,922	1,585
Cash and cash equivalents at the end of period	$729	$601
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Statements of Equity (Unaudited)
For the Three Months Ended June 30, 2026 and 2025
(In millions)

	Common stock		Treasury stock		Additional paid-in	Retained	Net parent	Accumulated other comprehensive	Equity attributable to noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	investment	loss	interests	equity
Balance as of March 31, 2026	567	$6	(13)	$—	$12,575	$824	$—	$(433)	$(6)	$12,966
Net income	—	—	—	—	—	478	—	—	(2)	476
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(100)	—	(100)
Repurchases of common stock	—	—	(4)	(194)	—	—	—	—	—	(194)
Dividends	—	—	—	—	—	(305)	—	—	—	(305)
Share-based compensation expense	—	—	—	—	11	—	—	—	—	11
Shares withheld for employees’ income tax obligations and other	—	—	—	—	(1)	—	—	—	—	(1)
Shares issued under employee share plans	—	—	—	—	5	—	—	—	—	5
Balance as of June 30, 2026	567	$6	(17)	$(194)	$12,590	$997	$—	$(533)	$(8)	$12,858

	Common stock		Treasury stock		Additional paid-in	Retained	Net parent	Accumulated other comprehensive	Equity attributable to noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	investment	loss	interests	equity
Balance as of March 31, 2025	—	$—	—	$—	$—	$—	$10,179	$(572)	$—	$9,607
Net income	—	—	—	—	—	59	358	—	(1)	416
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	220	—	220
Net transfers from Holcim including Spin- Off related adjustments	—	—	—	—	—	—	2,027	2	—	2,029
Issuance of Common stock, Treasury stock, and reclassification of Net parent investment	567	6	(14)	—	12,558	—	(12,564)	—	—	—
Balance as of June 30, 2025	567	$6	(14)	$—	$12,558	$59	$—	$(350)	$(1)	$12,272

Amrize Ltd
Condensed Consolidated Statements of Equity (Unaudited)
For the Six Months Ended June 30, 2026 and 2025
(In millions)

	Common stock		Treasury stock		Additional paid-in	Retained	Net parent	Accumulated other comprehensive	Equity attributable to noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	investment	loss	interests	equity
Balance as of December 31, 2025	567	$6	(14)	$—	$12,569	$930	$—	$(380)	$(4)	$13,121
Net income (loss)	—	—	—	—	—	373	—	—	(4)	369
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(153)	—	(153)
Repurchases of common stock	—	—	(4)	(194)	—	—	—	—	—	(194)
Dividends	—	—	—	—	—	(305)	—	—	—	(305)
Share-based compensation expense	—	—	1	—	20	—	—	—	—	20
Shares withheld for employees’ income tax obligations and other	—	—	—	—	(4)	(1)	—	—	—	(5)
Shares issued under employee share plans	—	—	—	—	5	—	—	—	—	5
Balance as of June 30, 2026	567	$6	(17)	$(194)	$12,590	$997	$—	$(533)	$(8)	$12,858

	Common stock		Treasury stock		Additional paid-in	Retained	Net parent	Accumulated other comprehensive	Equity attributable to noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	investment	loss	interests	equity
Balance as of December 31, 2024	—	$—	—	$—	$—	$—	$10,375	$(595)	$(1)	$9,779
Net income (loss)	—	—	—	—	—	59	264	—	(1)	322
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	243	—	243
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	(1)	—	1	—
Net transfers from Holcim including Spin- off-related adjustments	—	—	—	—	—	—	1,926	2	—	1,928
Issuance of Common stock, Treasury stock and reclassification of Net parent investment	567	6	(14)	—	12,558	—	(12,564)	—	—	—
Balance as of June 30, 2025	567	$6	(14)	$—	$12,558	$59	$—	$(350)	$(1)	$12,272
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
•Building Envelope: The Building Envelope segment offers advanced roofing and wall systems, including single-ply membranes, insulation, shingles, sheathing, waterproofing and protective coatings, along with adhesives, tapes, and sealants.
On June 23, 2025 (the “Separation and Distribution Date”), Holcim Ltd (“Holcim”) completed the previously announced Spin-Off of the Company (the “Spin-Off”) through a distribution of 100% of the Company’s outstanding shares (the “Distribution”) to holders of record of Holcim’s ordinary shares, on a pro rata basis as a dividend-in-kind, as of the close of business on June 20, 2025, which resulted in the issuance of
553,082,069 Ordinary Shares. This amount was based on 566,875,513 Holcim shares outstanding at the
Separation and Distribution Date and 13,793,444 shares not distributed to Holcim shareholders that were held by the Company as treasury stock. In connection with the Distribution, the Company and Holcim consummated a series of internal reorganization transactions resulting in the Company becoming the holder, directly or through its subsidiaries, of the business, activities and operations of Holcim and its affiliates in the
United States, Canada, and Jamaica, as well as certain business activities in Switzerland and support operations in Colombia. As a result of the Distribution, the Company became an independent public company.
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
Prior to the Spin-Off, the Company operated as a wholly-owned subsidiary of Holcim and not as a standalone company. For periods prior to the Spin-Off, the condensed consolidated balance sheet reflects all of the assets and liabilities of Holcim that are specifically identifiable or directly attributable to the Company,

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
including Net parent investment as a component of equity. Net parent investment represents Holcim’s historical investment in the Company and includes accumulated net income attributable to the Company and the net effect of transactions with Holcim and its subsidiaries. See Note 19 (Related party) for additional information. All intercompany balances and transactions within the Company have been eliminated in these unaudited condensed consolidated financial statements.
Prior to the Spin-Off, the Company and Holcim had intercompany activity resulting in revenues and expenses for both parties. As described in Note 19 (Related party), certain related party transactions between the
Company and Holcim have been included in these unaudited condensed consolidated financial statements.
Pursuant to the Spin-Off, Holcim ceased to be a related party to the Company and accordingly, no related party transactions or balances have been reported subsequent to the Separation and Distribution Date.
Prior to the Spin-Off, the unaudited condensed consolidated financial statements included expense allocations for certain corporate, infrastructure and other shared services provided by Holcim on a centralized basis, including but not limited to accounting and financial reporting, treasury, tax, legal, human resources, information technology, insurance, employee benefits, and other shared services that are either specifically identifiable or directly attributable to the Company. These expenses were allocated to the Company on the basis of direct usage when specifically identifiable, with the remainder predominantly allocated on a pro rata basis using revenues. The Company’s management considers this allocation to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented.
However, these expense allocations may not be indicative of the actual expenses that would have been incurred had the Company been a standalone company during the periods presented, and they may not reflect what the Company’s results of operations may be in the future. These costs are recorded in Cost of revenues and Selling, general and administrative expenses. See Note 19 (Related party) for additional information.
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
Rather, the Company’s residual cash pooling balances as of the end of each reporting period prior to the Spin-
Off were recorded within Related-party notes receivable. See Note 19 (Related party) for more information.
Further, prior to the Spin-Off, Holcim’s third-party debt and related interest expense was not attributed to the
Company because the Company was not considered the primary obligor of the debt, and the Company was not a named guarantor or joint and severally liable for any of Holcim’s third-party debt. As part of the Spin-
Off, the Company issued senior unsecured notes and completed a bond exchange as described in Note 10
(Debt) in our 2025 Form 10-K. A portion of the proceeds from the issuance of the senior unsecured notes and completion of the bond exchange was used to repay the Company’s related-party indebtedness due to
Holcim. Holcim also completed an equity contribution to the Company to settle the remaining related-party indebtedness due to Holcim as described in Note 19 (Related party). Interest expense, net in the unaudited condensed consolidated statements of operations reflects interest on borrowing and funding associated with the related-party note agreements for periods prior to the Spin-Off. Subsequent to the Spin-Off, Interest expense, net in the unaudited condensed consolidated statements of operations reflects interest expense primarily related to the newly issued senior unsecured notes, the notes obtained in the bond exchange with
Holcim, the commercial paper program, and interest associated with other long-term debt.
In connection with the Spin-Off, the Company entered or adopted several agreements, including a Separation and Distribution Agreement, Transition Services Agreement (“TSA”), and Tax Matters Agreement, among others, that provide a framework for the post-separation relationship between the Company and Holcim.
Under the TSA, the services provided to the Company ended in February of 2026, while certain services that the Company provides to Holcim are expected to continue through June of 2027. See Note 19 (Related party)
for more information on these agreements.
Additionally, in relation to the Spin-Off, Holcim allocated $6 million of transaction costs to the Company for the three months ended June 30, 2025 and $11 million for the six months ended June 30, 2025. These allocated transaction costs correspond to the costs incurred by Holcim that are directly attributable to the
Company, such as rebranding costs, employee-related costs (i.e., recruitment and relocation expenses), and

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
costs to establish certain standalone functions. These costs are recorded in Selling, general and administrative expenses, and are deemed to be settled in the period in which the costs are included in Net parent investment on the condensed consolidated balance sheet for periods prior to the Spin-Off. The
Company also directly recorded certain non-recurring transaction costs related to the Spin-Off. See Note 14
(Segment information) for detail on total non-recurring Spin-Off and separation-related costs.
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
Estimates and assumptions have been based on the available information and regulations in place as of June
30, 2026. Although these assumptions and estimates are based on management’s knowledge of, and experience with, past and current events, actual results could differ materially from these assumptions and estimates.
Fair value measurements
The carrying values of the Company’s Cash and cash equivalents and Short-term borrowings approximate their fair values because of the short-term nature of these instruments. See Note 10 (Debt) for disclosures on the fair value of Long-term debt. See Note 16 (Derivatives) for disclosures on the fair value of hedging instruments.
Revision of prior period financial statements
During the three months ended June 30, 2026, the Company identified prior period misstatements. In evaluating these misstatements together with previously identified uncorrected misstatements (collectively, the “Other Misstatements”), the Company concluded that, while the aggregate misstatements were not material to any previously issued consolidated financial statements, correcting them in the current period would have been material to the Company's consolidated results of operations for the three and six months ended June 30, 2026 and would be material to the Company's forecasted consolidated results of operations for the year ended December 31, 2026. The most significant misstatement relates to an understatement of deferred revenue associated with extended warranty arising from its acquisitions of Duro-Last in 2023 and
Malarkey in 2022, both within the Building Envelope segment. The understatement of deferred revenue was
$78 million and $76 million as of December 31, 2025 and March 31, 2026, respectively. Accordingly, the
Company has revised its previously issued financial statements and related disclosures as of December 31,
2025, as of and for the three months ended March 31, 2025, as of and for the three and six months ended
June 30, 2025, and as of and for the three months ended March 31, 2026 to correct the extended warranty misstatement and other unrelated immaterial misstatements. See Note 23 (Revision of prior period financial statements) for additional information and a summarized quantification of the revised financial statements.
Note 2. New accounting standards
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income -
Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table disaggregates revenues by product line for each of the Company’s reportable segments:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In millions)	2026	2025	2026	2025
Building Materials
Cement	$1,293	$1,186	$2,133	$1,939
Aggregates and other construction materials	1,303	1,219	2,067	1,907
Interproduct revenues	(151)	(146)	(252)	(246)
Building Envelope	1,049	959	1,727	1,707
Total Revenues	$3,494	$3,218	$5,675	$5,307
Contract assets include estimated earnings in excess of billings on uncompleted construction contracts. The current portion of contract assets were $60 million, $25 million, $59 million, and $30 million as of June 30,
2026, December 31, 2025, June 30, 2025, and December 31, 2024, respectively, and are included within
Prepaid expenses and other current assets on the condensed consolidated balance sheets. The noncurrent portion of contract assets were $10 million, $8 million, $19 million, and $8 million as of June 30, 2026,
December 31, 2025, June 30, 2025, and December 31, 2024, respectively, and are included within Other noncurrent assets on the condensed consolidated balance sheets.
Contract liabilities
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the Building Envelope segment. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. Contract liabilities were $488 million, $519 million, $462 million, and $477 million as of June 30, 2026, December 31, 2025, June 30, 2025, and
December 31, 2024, respectively. The Company’s remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially satisfied, consisting of deferred revenue. The Company expects to recognize $55 million of the deferred revenue during the next twelve months, and the remaining $433 million thereafter.
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company completed the acquisition of PB Materials, a provider of aggregates and ready-mix solutions in the West Texas region, in the three months ended March 31, 2026 for total cash consideration of
$425 million.
The operating results of the acquisition is reported in the Building Materials segment. Pro forma financial information reflecting the effects of the acquisition for the six months ended June 30, 2026 are not presented, as the business combination is not material to the Company’s results of operations.
The total consideration and the preliminary fair values of identifiable assets acquired and liabilities assumed is as follows:

(In millions)	Total 2026 Acquisitions
Total consideration	$425
Total assets and liabilities acquired
Inventories	38
Property, plant and equipment	382
Intangible assets	28
Net working capital	5
Deferred tax liabilities	(87)
Other liabilities assumed	(3)
Total identifiable net assets at fair value	363
Goodwill	62
Total estimated fair value of net assets	$425
Goodwill arising from the acquisition represents the excess of the consideration paid over the fair value of net assets acquired. Goodwill, which is not deductible for tax purposes, was assigned to the Building Materials segment.
Note 5. Accounts receivable, net

	As of	As of
(In millions)	June 30, 2026	December 31, 2025
Trade receivables	$2,031	$1,103
Less: allowance for credit losses	(34)	(34)
Other current receivables, net	60	44
Accounts receivable, net	$2,057	$1,113
The changes in the allowance for credit losses were as follows:

(In millions)	2026	2025
Balance as of January 1	$34	$51
Charge-offs	—	(4)
Provision for credit losses	—	3
Balance as of June 30	$34	$50
Note 6. Inventories, net

	As of	As of
(In millions)	June 30, 2026	December 31, 2025
Raw materials, parts, and supplies	$605	$584
Semi-finished and finished goods	948	906
Total inventories, net	$1,553	$1,490

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Property, plant and equipment, net

	As of	As of
(In millions)	June 30, 2026	December 31, 2025
Land and mineral reserves	$3,620	$3,339
Buildings and installations	3,055	3,035
Machines, furniture, vehicles and tools	9,897	9,656
Construction in progress	692	470
Finance lease right-of-use assets	635	551
Total property, plant and equipment	17,899	17,051
Less: accumulated depreciation, depletion and impairment	(9,445)	(9,115)
Property, plant and equipment, net	$8,454	$7,936
Depreciation and depletion expense was $217 million and $187 million for the three months ended June 30,
2026 and 2025, respectively, and $416 million and $368 million for the six months ended June 30, 2026 and
2025, respectively. Depreciation expense is recorded within Cost of revenues and Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations and depletion expense is recorded within Cost of revenues on the unaudited condensed consolidated statements of operations.
The Company recorded $2 million of impairment charges for the three and six months ended June 30, 2026, and $2 million for the three and six months ended June 30, 2025.
The Company recorded gains on disposals of long-lived assets of $3 million and $4 million for the three months ended June 30, 2026 and 2025, respectively, and $8 million and $5 million for the six months ended
June 30, 2026 and 2025, respectively.
Note 8. Goodwill and intangible assets, net
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Building Materials	Building Envelope	Total
Balance as of January 1, 2026	$4,998	$4,046	$9,044
Acquisitions	62	—	62
Foreign currency translation adjustment and other	(62)	—	(62)
Balance as of June 30, 2026	$4,998	$4,046	$9,044
No goodwill impairment triggering events were identified during the six months ended June 30, 2026. There were no accumulated impairment losses in the reported periods.
Intangible assets, net
Amortization of long-lived intangible assets was $37 million and $35 million for the three months ended June
30, 2026 and 2025, respectively, and $71 million and $69 million for the six months ended June 30, 2026 and
2025, respectively, and is included within Cost of revenues and Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. The Company does not have any indefinite-lived intangible assets other than goodwill.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Additional financial information
Other current liabilities consisted of the following:

	As of	As of
(In millions)	June 30, 2026	December 31, 2025
Employee-related liabilities other than pension	$182	$226
Finance lease liabilities	120	114
Accrued purchases of property, plant and equipment	102	90
Accrued interest	77	76
Income tax payable	70	113
Contract liabilities	55	61
Indirect taxes	56	37
Asset retirement obligations	39	39
Self-insurance reserves	33	30
Pension liabilities	22	23
Standard warranty reserves	20	25
Other(1)	130	52
Total Other current liabilities	$906	$886
_________________
(1)Other current liabilities includes litigation reserves and withholding taxes related to the share repurchases.
Other noncurrent liabilities consisted of the following:

	As of	As of
(In millions)	June 30, 2026	December 31, 2025
Contract liabilities	$433	$458
Finance lease liabilities	338	321
Asset retirement obligations	251	255
Pension liabilities	222	229
Liabilities for unrecognized tax benefits	155	158
Self-insurance reserves	96	91
Standard warranty reserves	80	81
Environmental remediation liabilities	60	60
Other(1)	78	72
Total Other noncurrent liabilities	$1,713	$1,725
__________________
(1)Other noncurrent liabilities primarily consist of litigation reserves, end of lease costs, derivative liabilities, and employee-related liabilities other than pensions.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 10. Debt

	Effective interest rate as of June 30,	As of June 30,	As of December 31,
(In millions)	2026	2026	2025
3.50% Unsecured Notes due 2026	3.56%	$326	$326
4.60% Unsecured Notes due 2027	4.71%	700	700
4.70% Unsecured Notes due 2028	4.81%	700	700
4.95% Unsecured Notes due 2030	5.07%	1,000	1,000
7.65% Private Placement due 2031	7.95%	50	50
4.20% Unsecured Notes due 2033	4.29%	50	50
5.40% Unsecured Notes due 2035	5.55%	1,000	1,000
7.13% Unsecured Notes due 2036	7.38%	445	445
6.88% Unsecured Notes due 2039	7.12%	191	191
6.50% Unsecured Notes due 2043	6.72%	239	239
4.75% Unsecured Notes due 2046	4.86%	554	554
Other		11	12
Total principal		5,266	5,267
Unamortized premiums and debt issuance costs		3	2
Total long-term debt		5,269	5,269
Less: current portion of long-term debt		(1,034)	(333)
Long-term debt		$4,235	$4,936
Debt is reported on the condensed consolidated balance sheets at par value adjusted for unamortized discount or premium and unamortized issuance costs. The fair value of the Company’s long-term debt was
$4,272 million as of June 30, 2026 (comprised of $4,219 million in unsecured notes and $53 million in other long-term debt), compared to $5,047 million as of December 31, 2025 ($4,989 million in unsecured notes and
$58 million in other long-term debt). The fair value of the unsecured notes is based on listed market prices and was categorized as Level 1 in the fair value hierarchy.
The fair value of the Company’s long-term debt was as follows:

(In millions)	As of June 30, 2026
Carrying amount	$4,235
Fair value	$4,272
The Company recognized interest expense related to third-party debt of $78 million and $54 million for the three months ended June 30, 2026 and 2025, respectively, and $150 million and $65 million for the six months ended June 30, 2026 and 2025, respectively. Debt issuance costs amortized to Interest expense, net on the unaudited condensed consolidated statements of operations were immaterial for the three and six months ended June 30, 2026 and 2025. Third-party interest income was $5 million and $15 million for the three months ended June 30, 2026 and 2025, respectively, and $13 million and $24 million for the six months ended June 30, 2026 and 2025, respectively. See Note 19 (Related party) for interest expense related to borrowings and funding associated with the related-party note agreements for periods prior to the Spin-Off.
Bank credit
The Company has a commercial paper program for the issuance of short-term promissory notes with a maximum aggregate principal amount of $2 billion outstanding at any time (“Commercial Paper Program”).
The Commercial Paper Program provides for private placements in the United States under Section 4(a)(2) of the Securities Act. The short-term promissory notes issued under the Commercial Paper Program will be unsecured notes ranking at least pari passu with all of our other senior unsecured indebtedness. These short-
term promissory notes are anticipated to be offered at par less a discount representing an interest factor or, if interest bearing, at par. During the three and six months ended June 30, 2026, the Company utilized the

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Commercial Paper Program. As of June 30, 2026, the amount outstanding was $735 million. The weighted average interest rate for borrowings under the Commercial Paper Program was 4.15% as of June 30, 2026.
There were no borrowings outstanding under the Commercial Paper Program as of December 31, 2025.
The Company has a 5-year committed, senior unsecured revolving credit facility that may be used for general corporate purposes (the “Revolving Credit Facility”) with commitments of $2 billion. There were no outstanding balances under the Revolving Credit Facility as of June 30, 2026 and December 31, 2025.
Covenants
Certain debt instruments contain restrictive covenants, including a financial covenant that requires the
Company to maintain a Consolidated Net Leverage Ratio (as defined in the Credit Agreement), which measures consolidated net debt as of such date relative to consolidated earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters then ended, of no more than 3.75 to 1, tested at the end of each fiscal quarter. As of June 30, 2026, the Company was in compliance with the financial covenants of its debt agreements.
Note 11. Leases
The Company has significant operating and finance leases, including buildings and installations, land, machinery and equipment, furniture and fixtures, land fleet equipment, marine fleet equipment, and rail fleet equipment located primarily in the United States and Canada.
Balance sheet information related to leases was as follows:

	As of	As of
(In millions)	June 30, 2026	December 31, 2025
Operating lease right-of-use assets, net	$601	$615
Finance lease right-of-use assets, net	431	413
Total lease assets, net	$1,032	$1,028
Current portion of operating lease liabilities	$132	$136
Current portion of finance lease liabilities	120	114
Noncurrent portion of operating lease liabilities	497	500
Noncurrent portion of finance lease liabilities	338	321
Total lease liabilities	$1,087	$1,071
Finance lease right-of-use assets, net are included as a component of Property, plant and equipment, net on the condensed consolidated balance sheets. The current portion of finance lease liabilities are included within
Other current liabilities, and the noncurrent portion of finance lease liabilities are included within Other noncurrent liabilities on the condensed consolidated balance sheets.
The following table summarizes the components of lease expense recorded in the unaudited condensed consolidated statements of operations:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In millions)	2026	2025	2026	2025
Operating lease expense	$44	$49	$88	$90
Finance lease expense:
Amortization of leased assets	34	19	65	44
Interest on lease liabilities	5	5	11	9
Short term lease cost	16	15	30	27
Variable lease cost	1	—	2	1
Total lease expense	$100	$88	$196	$171

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12. Asset retirement obligations
Asset retirement obligation (“ARO”) costs related to accretion of the Company’s liabilities and depreciation of the related assets were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In millions)	2026	2025	2026	2025
Accretion	$3	$4	$7	$7
Depreciation	6	6	12	11
Total costs	$9	$10	$19	$18
The following summarizes the current and noncurrent portions of the Company’s liability for asset retirement obligations, as presented in Other current liabilities and Other noncurrent liabilities, respectively, on the condensed consolidated balance sheets:

	As of	As of
(In millions)	June 30, 2026	December 31, 2025
Current ARO liability	$39	$39
Noncurrent ARO liability	251	255
Total ARO liability	$290	$294
The changes in the Company’s asset retirement obligations were as follows:

(In millions)	2026
Balance as of January 1	$294
Accretion expense	7
Liabilities settled	(6)
Foreign currency translation adjustment	(5)
Balance as of June 30	$290
Note 13. Income taxes
The Company’s interim provision for income tax is determined based on our estimated annual effective tax rate, adjusted for tax attributable to infrequent or unusual items, which are recognized in the period in which they occur. The provision for income taxes and the effective tax rates for the periods presented were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In millions, except for percentage data)	2026	2025	2026	2025
Total income tax expense	$146	$122	$105	$94
Effective income tax rate	23.5%	22.7%	22.2%	22.7%
The 2026 effective income tax rate was primarily impacted by an adjustment to uncertain tax positions. The
2025 effective income tax rate was primarily impacted by the Organization for Economic Co-operation and
Development Pillar Two (‘‘OECD Pillar Two’’) regulatory guidance released in January 2025, which resulted in a reduction in the OECD Pillar Two tax.
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

	For the three months		For the six months
	ended June 30,		ended June 30,
(In millions)	2026	2025	2026	2025
Revenues:
Building Materials	$2,445	$2,259	$3,948	$3,600
Building Envelope	1,049	959	1,727	1,707
Total Revenues	$3,494	$3,218	$5,675	$5,307

Cost of revenues:
Building Materials	$1,554	$1,436	$2,798	$2,560
Building Envelope	718	627	1,226	1,138
Total cost of revenues	$2,272	$2,063	$4,024	$3,698

Other segment expenses(1):
Building Materials	$98	$69	$190	$154
Building Envelope	94	82	183	196
Total other segment expenses	$192	$151	$373	$350

Segment Adjusted EBITDA:
Building Materials	$793	$754	$960	$886
Building Envelope	237	250	318	373
Total Segment Adjusted EBITDA	$1,030	$1,004	$1,278	$1,259
_________
(1)Other segment expenses consist of selling, general and administrative expenses, and gains on disposals of long-lived assets.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(In millions)	2026	2025	2026	2025
Total Segment Adjusted EBITDA	$1,030	$1,004	$1,278	$1,259
Reconciling items:
Depreciation, depletion, accretion and amortization	(257)	(226)	(494)	(444)
Interest income	5	22	13	36
Interest expense	(94)	(143)	(180)	(275)
Acquisition and integration-related costs(1)	(10)	(17)	(28)	(21)
Litigation-related settlements (costs)(2)	5	(4)	3	(4)
Loss on impairments(3)	(2)	(2)	(2)	(2)
Restructuring and other costs(4)	(5)	(9)	(8)	(9)
Spin-off and separation-related costs(5)	(6)	(17)	(10)	(25)
Unallocated corporate costs	(44)	(72)	(100)	(102)
Other non-operating income, net(6)	(1)	1	1	2
Total reconciling items	(409)	(467)	(805)	(844)
Income before income tax expense and income from equity method investments	$621	$537	$473	$415
_________
(1)Acquisition and integration-related costs are those incurred for business combinations (including advisory, legal, valuation, and other professions fees) as well as the unfavorable effects of purchase accounting. Certain warranty charges related to pre-acquisition manufacturing issues are also included.
(2)Litigation-related settlements (costs) include certain litigation settlements, environmental remediation, and legal-related consulting and professional fees that are not representative of expenses arising in the ordinary course of business.
(3)Loss on impairments consist of one-time charges on the Company’s investments and property, plant, and equipment.
(4)Restructuring and other costs include charges associated with non-core sites and termination-related severance costs
(5)Spin-Off and separation-related costs notably include rebranding costs and professional services supporting Sarbanes-Oxley implementation efforts.
(6)Other non-operating income, net primarily consists of costs related to gains on proceeds from property and casualty insurance.
The Company’s capital expenditures by segment were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In millions)	2026	2025	2026	2025
Capital expenditures(1):
Building Materials	$189	$202	$395	$388
Building Envelope	55	33	125	60
Total capital expenditures	$244	$235	$520	$448
__________________
(1)Capital expenditures for the three and six months ended June 30, 2026 and 2025 exclude noncash transactions for capital expenditure-
related accounts payable.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s assets by segment were as follows:

	As of	As of
(In millions)	June 30, 2026	December 31, 2025
Segment assets(1):
Building Materials	$15,752	$14,939
Building Envelope	7,433	6,973
Total segment assets	23,185	21,912
Other assets(2)	1,418	2,297
Total assets	$24,603	$24,209
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
The Company sponsors various defined benefit pension plans for employees, which are largely closed to new entrants and frozen to future accruals, as described in Note 15 (Pension and other postretirement benefits) in our 2025 Form 10-K. Defined benefit pension plans had net periodic pension costs of $2 million and $1 million for the three months ended June 30, 2026 and 2025, respectively, and $5 million and $3 million for the six months ended June 30, 2026 and 2025, respectively. Other postretirement benefit plans had net periodic postretirement benefit costs of $2 million and $1 million for the three months ended June 30, 2026 and 2025, respectively, and $2 million for each the six months ended June 30, 2026 and 2025.
Defined contribution plans
The Company sponsors various defined contribution plans for U.S. and Canadian employees. Expense recognized with the defined contribution plans totaled $21 million for each of the three months ended June
30, 2026 and 2025, and $50 million and $48 million for the six months ended June 30, 2026 and 2025, respectively. Related expenses are included within Cost of revenues and Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.
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
Total contributions to union-sponsored multiemployer pension plans were $11 million for each of the three months ended June 30, 2026 and 2025, and $17 million for each of the six months ended June 30, 2026 and
2025.
Note 16. Derivatives
The Company executes derivative transactions to manage exposures arising in the normal course of business. The Company does not enter into derivative transactions for trading or speculative purposes. From time to time, the Company executes currency forward contracts to mitigate its currency risk and commodity swaps to mitigate exposure to energy prices. All derivatives are recorded at fair value on the balance sheet.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Each derivative is designated as either a cash flow hedge, a fair value hedge, or remains undesignated.
Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in the fair value of undesignated hedges are recognized currently in the income statement. All ineffective changes in derivative fair values are recognized currently in net income. The notional value of undesignated foreign currency contracts was $500 million at
June 30, 2026, while the notional value of commodity swaps designated as cash flow hedges was $66 million at June 30, 2026 and $51 million at December 31, 2025. The fair value of derivatives was categorized as
Level 2 in the fair value hierarchy.
The fair value of the derivative instruments entered into by the Company were as follows:

	Balance	As of	As of
(in millions)	Sheet Location	June 30, 2026	December 31, 2025
Assets:
Commodity swaps	Prepaid expenses and other current assets	$9	$—
Commodity swaps	Other noncurrent assets	2	—
Liabilities:
Commodity swaps	Other current liabilities	1	1
Foreign currency contracts	Other noncurrent liabilities	21	—
The pretax impact on earnings that changes in the fair values of derivative instruments entered into the
Company were as follows:

	Location of Gain (Loss)	For the three months ended
(in millions)	Recognized in Income	June 30, 2026	June 30, 2025
Commodity swaps — Recognized in OCI	OCI (pretax)	$(15)	$3
Commodity swaps — Reclassified from OCI	Cost of revenues	(8)	2
Foreign currency contracts	Interest expense, net	(21)	—

	Location of Gain (Loss)	For the six months ended
(in millions)	Recognized in Income	June 30, 2026	June 30, 2025
Commodity swaps — Recognized in OCI	OCI (pretax)	$—	$13
Commodity swaps — Reclassified from OCI	Cost of revenues	(10)	4
Foreign currency contracts	Interest expense, net	(21)	—

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 17. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustment	Cash Flow Hedges	Defined Benefit Pension Plans and Other Postretirement Benefit Plans	Total
Balance as of March 31, 2026	$(484)	$12	$39	$(433)
Other comprehensive income (loss) before reclassifications	(94)	(11)	—	(105)
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	6	(1)	5
Net current-period Other comprehensive income (loss)	(94)	(5)	(1)	(100)
Balance as of June 30, 2026	$(578)	$7	$38	$(533)

Balance as of March 31, 2025	$(607)	$1	$34	$(572)
Other comprehensive income (loss) before reclassifications	222	1	—	223
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	(2)	(1)	(3)
Net current-period Other comprehensive income (loss)	222	(1)	(1)	220
Unrecognized gain transferred from Holcim pension	—	—	2	2
Balance as of June 30, 2025	$(385)	$—	$35	$(350)

(In millions)	Foreign Currency Translation Adjustment	Cash Flow Hedges	Defined Benefit Pension Plans and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2025	$(420)	$(1)	$41	$(380)
Other comprehensive income (loss) before reclassifications	(158)	—	—	(158)
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	8	(3)	5
Net current-period Other comprehensive income (loss)	(158)	8	(3)	(153)
Balance as of June 30, 2026	$(578)	$7	$38	$(533)

Balance as of December 31, 2024	$(623)	$(7)	$35	$(595)
Other comprehensive (loss) income before reclassifications	238	10	—	248
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	(3)	(2)	(5)
Net current-period Other comprehensive (loss) income	238	7	(2)	243
Unrecognized gain transferred from Holcim pension	—	—	2	2
Balance as of June 30, 2025	$(385)	$—	$35	$(350)

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following amounts were reclassified from Accumulated other comprehensive loss to Net income:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In millions)	2026	2025	2026	2025
Net change in fair value of effective portion of cash flow hedges
Cost of revenues	$8	$(3)	$10	$(4)
Income tax benefit (expense)	(2)	1	(2)	1
Total	$6	$(2)	$8	$(3)
Actuarial losses and prior service costs for defined benefit pension plans and other postretirement benefit plans
Other non-operating income, net	$(1)	$(1)	$(3)	$(2)
Income tax benefit (expense)	—	—	—	—
Total	$(1)	$(1)	$(3)	$(2)
Total amounts reclassified from Accumulated other comprehensive loss to Net income	$5	$(3)	$5	$(5)
The Company releases tax effects from Accumulated other comprehensive loss when the underlying items affect earnings.
Note 18. Commitments and contingencies
Commitments
In the ordinary course of business, the Company enters into purchase commitments for goods and services including various products and capital expenditures for property, plant and equipment. As of June 30, 2026, the Company had purchase commitments for capital expenditures of $266 million and other contractual commitments for products and intangibles of $776 million, compared to $207 million and $601 million, respectively, as of December 31, 2025.
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position, or liquidity.
Warranties
The Company provides standard warranties on many of its products within the Building Envelope segment.
The liability for standard warranty programs is included in Other current liabilities and Other noncurrent liabilities. The change in the standard warranty liability for the six months ended June 30, 2026 and 2025 is as follows:

(In millions)	2026	2025
Balance as of January 1	$106	$88
Increase for warranties	24	24
Decrease for payments	(30)	(16)
Balance as of June 30	$100	$96
The increase for warranties relates to provisions for new product sales and adjustments to the warranty accrual for updated estimates of the costs necessary to settle specific product liability claims. The adjustments include charges related to pre-acquisition manufacturing issues.
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
The Company accrued environmental remediation obligations of $68 million and $69 million for cleanup, restoration and ongoing maintenance and monitoring requirements as of June 30, 2026 and December 31,
2025, respectively, which are included in Other current liabilities and Other noncurrent liabilities on the condensed consolidated balance sheets.
Off balance sheet arrangements
Periodically, the Company enters into off balance sheet commitments, including surety bonds and letters of credit, to fulfill certain obligations related to specific projects, insurance, and site restoration. As of June 30,
2026 and December 31, 2025, the Company had outstanding commitments amounting to $798 million and
$751 million, respectively. Historically, no material claims have been made against these financial instruments.
The Company did not have any other off balance sheet arrangements as of June 30, 2026 and December 31,
2025.
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Self-insurance reserves were $129 million and $121 million as of June 30, 2026 and December 31, 2025, respectively.
Note 19. Related party
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
The financial statement impact of these agreements was immaterial for the three and six months ended June
30, 2026. Under the TSA, the services provided to the Company ended in February 2026, while certain services that the Company provides to Holcim are expected to continue through June 2027.
The following discussion summarizes activity between the Company and Holcim that occurred prior to the completion of the Spin-Off.
Related-party transactions
The Company and Holcim historically had intercompany activity, resulting in revenues and expenses for both parties prior to the Spin-Off. Transactions between the Company and other businesses of Holcim were considered related-party transactions. Revenues for products and services provided to Holcim by the
Company were $8 million and $33 million for the three and six months ended June 30, 2025, respectively.
The costs incurred by the Company related to products and services purchased from Holcim were $38 million and $69 million for the three and six months ended June 30, 2025, and are contained within Cost of revenues on the unaudited condensed consolidated statements of operations.
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Allocations for management costs and corporate support services provided to the Company prior to the Spin-
Off were $33 million and $60 million for the three and six months ended June 30, 2025, including $8 million and $16 million in Cost of revenues, and $25 million and $44 million in Selling, general and administrative expenses, respectively.
Cash management and financing
Prior to the Spin-Off, a majority of the Company’s subsidiaries participated in Holcim’s centralized cash pooling program. Depending on the Company’s contributions and withdrawals to and from the cash pool, it was either in a net lending or borrowing position. Amrize’s position in the Holcim cash pooling program was settled prior to the Spin-Off. For the three and six months ended June 30, 2025, the Company paid interest expense of less than $1 million, on borrowings from Holcim’s centralized cash management and financing function. For the three and six months ended June 30, 2025, the Company received interest income of $7 million and $12 million, respectively, on amounts contributed to the cash pooling program.
Related-party notes payable
The Company had short-term and long-term borrowing arrangements with Holcim prior to the Spin-Off. The borrowing arrangements with Holcim were primarily for working capital needs and for financing certain acquisitions and had an aggregate principal balance of $7,645 million as of June 22, 2025. Prior to the Spin-
Off, the Company settled $5,646 million of related-party notes payable, with the remaining $1,999 million contributed by Holcim to the Company as equity. The Company recognized interest expense from related-
party notes payable of $75 million and $183 million for the three and six months ended June 30, 2025, respectively.
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
Net transfers to Holcim are included within Net parent investment. The components of Net transfers to
Holcim on the unaudited condensed consolidated statements of cash flows and the reconciliation to the corresponding amounts presented within the unaudited condensed consolidated statements of equity, which includes certain non-cash elements, were as follows for the six months ended June 30, 2025:
•Net transfers to Holcim of $98 million for general financing activities and allocation of corporate expenses,
•Equity contribution from Holcim of $1,999 million related to the settlement of Related-party notes payable, and
•Other non-cash activities from Holcim of $25 million.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 20. Supplemental cash flow information

	For the six months ended June 30,
(In millions)	2026	2025
Interest paid, net	$155	$245
Income taxes paid, net	200	269
Operating cash flows used for operating leases	(87)	(82)
Operating cash flows used for finance leases	(11)	(9)
Financing cash flows used for finance leases	(64)	(48)
Non-cash investing and financing transactions were as follows:

	For the six months ended June 30,
(In millions)	2026	2025
Accrued purchases of property, plant and equipment	$102	$65
Right-of-use assets obtained in exchange for new operating lease liabilities	68	98
Right-of-use assets obtained in exchange for new finance lease liabilities	85	68
Equity contribution from Holcim related to the settlement of Related- party notes payable	—	1,999
Debt assumed in connection with a business combination	3	2
Note 21. Earnings per share and shareholders’ equity
Basic earnings per share is computed by dividing net income attributable to the Company by the weighted-
average number of shares outstanding during the applicable period. Diluted earnings per share is computed by dividing net income attributable to the Company by the weighted-average number of shares outstanding during the applicable period, plus the effect of dilutive securities. The computation of diluted earnings per share excludes the effect of the potential exercise of share-based awards, when the effect of the potential exercise would be antidilutive. The number of shares that had an anti-dilutive effect under the treasury stock method was immaterial for the three and six months ended June 30, 2026.
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and
2025 was as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Numerator:
Net income	$476	$416	$369	$322
Net loss attributable to noncontrolling interests	2	1	4	1
Net income attributable to the Company	$478	$417	$373	$323
Denominator:
Basic weighted-average number of shares outstanding	552.5	553.1	552.9	553.1
Dilutive effect of share-based awards	1.1	—	1.2	—
Diluted weighted-average number of shares outstanding	553.6	553.1	554.1	553.1

Earnings per share
Basic	$0.87	$0.75	$0.67	$0.58
Diluted	$0.86	$0.75	$0.67	$0.58
Share repurchase program
On February 17, 2026, the Company announced that the Board of Directors approved a share repurchase authorization of $1.0 billion, with a 12-month expiration (18.8 million shares based on the closing common stock price of $53.30 per share as of June 30, 2026). The Company implemented the share repurchase program during the second quarter of 2026, which began the one year expiration period. As of June 30, 2026, this repurchase program had $0.8 billion (15.1 million shares at the same price) remaining to be repurchased.
Under the repurchase authorization, share repurchases may be made through an agent, in the open market, or through privately negotiated transactions. Our share repurchase program is executed in compliance with
Swiss law. See Note 23 in our 2025 Form 10-K and Item 2 in Part II of this Form 10-Q for more information.
At the time of the Spin-Off, 13,793,444 shares were contributed from Holcim as treasury stock for no consideration. These shares were recorded on the balance sheet with no cost basis. Shares repurchased under the authorized share repurchase program are recorded at cost, including fees paid to third parties and withholding taxes. Share repurchases executed in the second quarter of 2026 include withholding taxes that will be paid in the third quarter of 2026.
Dividends
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
The Special Dividend was paid on May 4, 2026, with an ex-dividend date of April 24, 2026, and the first installment of the Ordinary Dividend of $0.11 per share was paid on May 20, 2026, with an ex-dividend date of May 12, 2026.
Note 22. Share-based compensation
During the six months ended June 30, 2026, the Company granted Performance Stock Units (“PSUs”)
representing 651,692 ordinary shares of the Company at target performance levels and Restricted Stock
Units (“RSUs”) representing 49,381 ordinary shares of the Company. The PSUs cliff vest after 3 years of service. The number of ordinary shares of PSUs to be received upon vesting will be determined based on the

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
relative achievement of performance metrics. PSUs are based on internal financial performance metrics or total shareholder return relative to a peer group.
Note 23. Revision of prior period financial statements
As discussed in Note 1 (Organization and basis of presentation), a summary of the revisions to the Company’s previously reported financial statements is presented below.
In evaluating whether its previously issued consolidated financial statements were materially misstated, the
Company applied the guidance in Accounting Standard Codification (ASC) Topic 250, Accounting Changes
and Error Corrections, including ASC Topic 250-10-S99-1 (SAB Topic 1.M), Assessing Materiality, and ASC
Topic 250-10-S99-2 (SAB Topic 1.N), Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements. The Company evaluated the materiality of the extended warranty misstatement and the Other Misstatements, in consideration of both quantitative and qualitative factors, and determined that they were not material, individually or in the aggregate, to any previously issued consolidated financial statements. However, correcting these misstatements in the current period would have been material to the consolidated financial statements for the three and six months ended June 30, 2026, and would be material to the Company’s forecasted consolidated results of operations for the year ending
December 31, 2026. Accordingly, the Company has revised the applicable prior period financial statements presented herein and will reflect these revisions in future filings that include the affected periods.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revision to prior period financial statements - Consolidated Statements of Operations

	For the three months ended March 31, 2025			For the three months ended March 31, 2026
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised
Revenues	$2,081	$8	$2,089	$2,178	$3	$2,181
Cost of revenues	(1,859)	7	(1,852)	(1,967)	(6)	(1,973)
Gross profit	222	15	237	211	(3)	208
Selling, general and administrative expenses	(239)	(4)	(243)	(292)	7	(285)
Gain on disposal of long-lived assets	1	—	1	5	—	5
Operating loss	(16)	11	(5)	(76)	4	(72)
Interest expense, net	(118)	—	(118)	(70)	(8)	(78)
Other non-operating income, net	1	—	1	1	1	2
Loss before income tax benefit	(133)	11	(122)	(145)	(3)	(148)
Income tax benefit	46	(18)	28	27	14	41
Net loss	(87)	(7)	(94)	(118)	11	(107)
Net loss attributable to noncontrolling interests	—	—	—	2	—	2
Net loss attributable to the Company	$(87)	$(7)	$(94)	$(116)	$11	$(105)

Loss per share attributable to the Company:
Basic	$(0.16)	$(0.01)	$(0.17)	$(0.21)	$0.02	$(0.19)
Diluted	$(0.16)	$(0.01)	$(0.17)	$(0.21)	$0.02	$(0.19)
Weighted-average number of shares outstanding:
Basic	553.1	—	553.1	553.2	—	553.2
Diluted	553.1	—	553.1	553.2	—	553.2

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended June 30, 2025			For the six months ended June 30, 2025
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised
Revenues	$3,220	$(2)	$3,218	$5,301	$6	$5,307
Cost of revenues	(2,254)	(23)	(2,277)	(4,113)	(16)	(4,129)
Gross profit	966	(25)	941	1,188	(10)	1,178
Selling, general and administrative expenses	(299)	13	(286)	(538)	9	(529)
Gain on disposal of long-lived assets	4	—	4	5	—	5
Loss on impairments	(2)	—	(2)	(2)	—	(2)
Operating income	669	(12)	657	653	(1)	652
Interest expense, net	(121)	—	(121)	(239)	—	(239)
Other non-operating income, net	1	—	1	2	—	2
Income before income tax expense	549	(12)	537	416	(1)	415
Income tax expense	(122)	—	(122)	(76)	(18)	(94)
Income from equity method investments	1	—	1	1	—	1
Net income	428	(12)	416	341	(19)	322
Net loss attributable to noncontrolling interests	1	—	1	1	—	1
Net income attributable to the Company	$429	$(12)	$417	$342	$(19)	$323

Earnings per share attributable to the Company:
Basic	$0.78	$(0.03)	$0.75	$0.62	$(0.04)	$0.58
Diluted	$0.78	$(0.03)	$0.75	$0.62	$(0.04)	$0.58
Weighted-average number of shares outstanding:
Basic	553.1	—	553.1	553.1	—	553.1
Diluted	553.1	—	553.1	553.1	—	553.1

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revision to prior period financial statements - Statements of Comprehensive Income

	For the three months ended March 31, 2025			For the three months ended March 31, 2026
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised
Net loss	$(87)	$(7)	$(94)	$(118)	$11	$(107)
Other comprehensive income (loss), net of tax:
Foreign currency translation	16	—	16	(64)	—	(64)
Net change in fair value of effective portion of cash flow hedges, net of tax	2	6	8	13	—	13
Actuarial (losses) gains and prior service (costs) credits for pension and other postretirement plans, net of tax	(1)	—	(1)	(2)	—	(2)
Total other comprehensive income (loss), net of tax	17	6	23	(53)	—	(53)
Total comprehensive loss	(70)	(1)	(71)	(171)	11	(160)
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	2	—	2
Comprehensive loss attributable to the Company	$(70)	$(1)	$(71)	$(169)	$11	$(158)

	For the three months ended June 30, 2025			For the six months ended June 30, 2025
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised
Net income	$428	$(12)	$416	$341	$(19)	$322
Other comprehensive income (loss), net of tax:
Foreign currency translation	222	—	222	238	—	238
Net change in fair value of effective portion of cash flow hedges, net of tax	5	(6)	(1)	7	—	7
Actuarial (losses) gains and prior service (costs) credits for pension and other postretirement plans, net of tax	(1)	—	(1)	(2)	—	(2)
Total other comprehensive income (loss), net of tax	226	(6)	220	243	—	243
Total comprehensive income	654	(18)	636	584	(19)	565
Comprehensive (income) loss attributable to noncontrolling interests	1	—	1	1	—	1
Comprehensive income attributable to the Company	$655	$(18)	$637	$585	$(19)	$566

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revision to prior period financial statements - Consolidated Balance Sheet

	As of December 31,
	2025
(in millions)	As reported	Adj	As revised
Assets
Current Assets:
Cash and cash equivalents	$1,922	$—	$1,922
Accounts receivable, net	1,120	(7)	1,113
Inventories, net	1,551	(61)	1,490
Prepaid expenses and other current assets	88	—	88
Total current assets	4,681	(68)	4,613
Property, plant and equipment, net	7,935	1	7,936
Goodwill	9,020	24	9,044
Intangible assets, net	1,728	—	1,728
Operating lease right-of-use assets, net	608	7	615
Other noncurrent assets	277	(4)	273
Total Assets	$24,249	$(40)	$24,209
Liabilities and Equity
Current Liabilities:
Accounts payable	$1,538	$(8)	$1,530
Current portion of long-term debt	333	—	333
Operating lease liabilities	136	—	136
Other current liabilities	850	36	886
Total current liabilities	2,857	28	2,885
Long-term debt	4,936	—	4,936
Deferred income tax liabilities	1,048	(6)	1,042
Noncurrent operating lease liabilities	500	—	500
Other noncurrent liabilities	1,654	71	1,725
Total Liabilities	10,995	93	11,088
Commitments and contingencies (see Note 18)
Equity
Common stock, par value of $0.01 per share, 680,250,615 shares authorized, 566,875,513 issued and 553,082,525 outstanding as of December 31, 2025	6	—	6
Additional paid-in capital	12,741	(172)	12,569
Retained earnings	902	28	930
Treasury stock, 13,792,988 shares as of December 31, 2025	—	—	—
Accumulated other comprehensive loss	(391)	11	(380)
Total equity attributable to the Company	13,258	(133)	13,125
Noncontrolling interests	(4)	—	(4)
Total Equity	13,254	(133)	13,121
Total Liabilities and Equity	$24,249	$(40)	$24,209

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revision to prior period financial statements - Consolidated Statements of Cash Flows

	For the three months ended March 31, 2025			For the three months ended March 31, 2026
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised
Cash Flows from Operating Activities:
Net (loss) income	$(87)	$(7)	$(94)	$(118)	$11	$(107)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, depletion, accretion and amortization	218	2	220	236	1	237
Share-based compensation	1	—	1	9	—	9
Deferred tax benefit	—	6	6	(17)	(3)	(20)
Other items, net	29	6	35	24	2	26
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(310)	23	(287)	(223)	14	(209)
Due from related party	13	—	13	—	—	—
Inventories, net	(121)	12	(109)	16	(13)	3
Accounts payable	(198)	(15)	(213)	(521)	11	(510)
Due to related party	78	(16)	62	—	—	—
Other assets	(44)	(28)	(72)	(159)	(6)	(165)
Other liabilities	(429)	26	(403)	(136)	(14)	(150)
Defined benefit pension plans and other postretirement benefit plans	(6)	—	(6)	(7)	—	(7)
Net cash used in operating activities	$(856)	$9	$(847)	$(896)	$3	$(893)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(211)	(2)	(213)	(272)	(3)	(275)
Net cash used in investing activities	$(60)	$(2)	$(62)	$(659)	$(3)	$(662)
Cash Flows from Financing Activities:
Net transfers to Parent	(89)	(7)	(96)	—	—	—
Net cash provided by (used in) financing activities	$(97)	$(7)	$(104)	$743	$—	$743

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the six months ended June 30, 2025
(in millions)	As reported	Adj	As revised
Cash Flows from Operating Activities:
Net loss	$341	$(19)	$322
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	439	5	444
Share-based compensation	3	—	3
Deferred tax (benefit) expense	(11)	9	(2)
Other items, net	59	(5)	54
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(849)	22	(827)
Due from related-party	49	—	49
Inventories	(128)	20	(108)
Accounts payable	27	(9)	18
Due to related-party	(80)	(16)	(96)
Other assets	(91)	(24)	(115)
Other liabilities	(196)	26	(170)
Defined benefit pension plans and other postretirement benefit plans	(13)	—	(13)
Net cash used in operating activities	$(450)	$9	$(441)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(446)	(2)	(448)
Net cash used in investing activities	$(9)	$(2)	$(11)
Cash Flows from Financing Activities:
Net transfers to Parent	(91)	(7)	(98)
Net cash used in financing activities	$(559)	$(7)	$(566)

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revision to prior period financial statements - Consolidated Statements of Equity

	Net parent			Accumulated other comprehensive			Equity attributable to			Total
	investment			loss			noncontrolling interest			equity
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised
Balance as of December 31, 2024	$10,521	$(146)	$10,375	$(606)	$11	$(595)	$(1)	$—	$(1)	$9,914	$(135)	$9,779
Net loss	(87)	(7)	(94)	—	—	—	—	—	—	(87)	(7)	(94)
Other comprehensive income, net of taxes	—	—	—	17	6	23	—	—	—	17	6	23
Net transfers to Holcim	(94)	(7)	(101)	—	—	—	—	—	—	(94)	(7)	(101)
Changes in equity attributable to noncontrolling interests	(1)	—	(1)	—	—	—	1	—	1	—	—	—
Balance as of March 31, 2025	$10,339	$(160)	$10,179	$(589)	$17	$(572)	$—	$—	$—	$9,750	$(143)	$9,607

	Common			Additional			Retained			Net parent
	stock			paid-in capital			earnings			investment
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised
Balance as of March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—	$10,339	$(160)	$10,179
Net income (loss)	—	—	—	—	—	—	59	—	59	370	(12)	358
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—
Net transfers from Holcim including Spin-Off related adjustments	—	—	—	—	—	—	—	—	—	2,027	—	2,027
Issuance of Common stock, Treasury stock, and reclassification of Net parent investment	6	—	6	12,730	(172)	12,558	—	—	—	(12,736)	172	(12,564)
Balance as of June 30, 2025	$6	$—	$6	$12,730	$(172)	$12,558	$59	$—	$59	$—	$—	$—

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Accumulated other comprehensive			Equity attributable to			Total
	income			noncontrolling interest			equity
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised
Balance as of March 31, 2025	$(589)	$17	$(572)	$—	$—	$—	$9,750	$(143)	$9,607
Net income (loss)	—	—	—	(1)	—	(1)	428	(12)	416
Other comprehensive income, net of taxes	226	(6)	220	—	—	—	226	(6)	220
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net transfers from Holcim including Spin-Off related adjustments	2	—	2	—	—	—	2,029	—	2,029
Issuance of Common stock, Treasury stock, and reclassification of Net parent investment	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2025	$(361)	$11	$(350)	$(1)	$—	$(1)	$12,433	$(161)	$12,272

	Common			Additional			Retained			Net parent
	stock			paid-in capital			earnings			investment
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised
Balance as of December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—	$10,521	$(146)	$10,375
Net income (loss)	—	—	—	—	—	—	59	—	59	283	(19)	264
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Net transfers from Parent including Spin-off- related adjustments	—	—	—	—	—	—	—	—	—	1,933	(7)	1,926
Issuance of Common stock, Treasury stock and reclassification of Net parent investment	6	—	6	12,730	(172)	12,558	—	—	—	(12,736)	172	(12,564)
Balance as of June 30, 2025	$6	$—	$6	$12,730	$(172)	$12,558	$59	$—	$59	$—	$—	$—

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Accumulated other comprehensive			Equity attributable to			Total
	income			noncontrolling interest			equity
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised
Balance as of December 31, 2024	$(606)	$11	$(595)	$(1)	$—	$(1)	$9,914	$(135)	$9,779
Net income (loss)	—	—	—	(1)	—	(1)	341	(19)	322
Other comprehensive income, net of taxes	243	—	243	—	—	—	243	—	243
Changes in equity attributable to noncontrolling interests	—	—	—	1	—	1	—	—	—
Net transfers from Parent including Spin-off-related adjustments	2	—	2	—	—	—	1,935	(7)	1,928
Issuance of Common stock, Treasury stock and reclassification of Net parent investment	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2025	$(361)	$11	$(350)	$(1)	$—	$(1)	$12,433	$(161)	$12,272

	Common			Additional			Retained			Net parent
	stock			paid-in capital			earnings			investment
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised
Balance as of December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—	$10,521	$(146)	$10,375
Net income (loss)	—	—	—	—	—	—	902	28	930	283	(19)	264
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Net transfers from Parent including Spin-off- related adjustments	—	—	—	—	—	—	—	—	—	1,933	(7)	1,926
Issuance of Common stock, Treasury stock and reclassification of Net parent investment	6	—	6	12,730	(172)	12,558	—	—	—	(12,736)	172	(12,564)
Share-based compensation expense	—	—	—	11	—	11	—	—	—	—	—	—
Balance as of December 31, 2025	$6	$—	$6	$12,741	$(172)	$12,569	$902	$28	$930	$—	$—	$—

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Accumulated other comprehensive			Equity attributable to			Total
	income			noncontrolling interest			equity
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised
Balance as of December 31, 2024	$(606)	$11	$(595)	$(1)	$—	$(1)	$9,914	$(135)	$9,779
Net income (loss)	—	—	—	(3)	—	(3)	1,182	9	1,191
Other comprehensive income, net of taxes	213	—	213	—	—	—	213	—	213
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	(1)	—	(1)
Net transfers from Parent including Spin-off-related adjustments	2	—	2	—	—	—	1,935	(7)	1,928
Issuance of Common stock, Treasury stock and reclassification of Net parent investment	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	11	—	11
Balance as of December 31, 2025	$(391)	$11	$(380)	$(4)	$—	$(4)	$13,254	$(133)	$13,121

	Common			Additional			Retained
	stock			paid-in capital			earnings
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised
Balance as of December 31, 2025	$6	$—	$6	$12,741	$(172)	$12,569	$902	$28	$930
Net loss	—	—	—	—	—	—	(116)	11	(105)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	9	—	9	—	—	—
Shares withheld for employees’ income tax obligations and other	—	—	—	(3)	—	(3)	(1)	—	(1)
Balance as of March 31, 2026	$6	$—	$6	$12,747	$(172)	$12,575	$785	$39	$824

	Accumulated other comprehensive			Equity attributable to			Total
	income			noncontrolling interest			equity
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised
Balance as of December 31, 2025	$(391)	$11	$(380)	$(4)	$—	$(4)	$13,254	$(133)	$13,121
Net loss	—	—	—	(2)	—	(2)	(118)	11	(107)
Other comprehensive loss, net of taxes	(53)	—	(53)	—	—	—	(53)	—	(53)
Share-based compensation expense	—	—	—	—	—	—	9	—	9
Shares withheld for employees’ income tax obligations and other	—	—	—	—	—	—	(4)	—	(4)
Balance as of March 31, 2026	$(444)	$11	$(433)	$(6)	$—	$(6)	$13,088	$(122)	$12,966

Amrize Ltd
Note 24. Subsequent events
The Company has evaluated subsequent events occurring through to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements except as disclosed below.
On July 16, 2026, the Company received notification from the Competent Authority Services Divisions of
Canada and France that an agreement was reached under the Mutual Agreement procedure for the 2011 through 2014 tax years and the Accelerated Competent Authority Process for the 2015 tax year. The agreement addresses cross-border transfer pricing arrangements for the 2011 through 2015 tax years related to intercompany transactions between Lafarge Canada, Inc. (now Amrize Canada Inc.) and former related party Lafarge, SA, in France. Management is evaluating the agreement to assess the implications and next steps, including whether to accept the resolution or pursue a legal appeal. As Management is still evaluating the agreement and a range of outcomes exists, an estimate of the financial impacts cannot be made at this time.
On July 20, 2026, the Company announced an agreement to acquire Rapid Redi-Mix, LLC, a ready-mix concrete business in the Dallas-Fort Worth metro area. The transaction closed on July 31, 2026 for an immaterial amount and will be included in the Company’s Building Materials segment.
On August 6, 2026, the Company announced the second installment of the Ordinary Dividend to be $0.11 per outstanding share, payable on August 26, 2026, with an ex-dividend date of August 18, 2026. See Note 21
(Earnings per share and shareholders’ equity) for more information on the Ordinary Dividend.

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
We earn revenue from the sale of cement, aggregates, ready-mix concrete, asphalt, roofing systems, and other building solutions. We operate in two reportable segments, offering a complete range of advanced solutions to support large-scale and complex construction projects, such as bridges and data centers, in the areas of residential, commercial, and infrastructure construction. Our services span new construction as well as R&R, with R&R accounting for 43% of overall revenues in 2025.
•Our Building Materials segment offers a range of branded solutions delivering high-quality products for a wide range of applications across North America. Key product offerings of this segment include cement and aggregates, as well as a variety of downstream products and solutions such as ready-
mix concrete, asphalt, and other construction materials.
•Our Building Envelope segment offers advanced roofing and wall systems, including single-ply membranes, insulation, shingles, sheathing, waterproofing and protective coatings, along with adhesives, tapes, and sealants. Our Building Envelope products are sold individually or in warrantied systems for new construction or R&R in commercial and residential projects. These products are sold either directly to contractors or through an authorized distributor or dealer network in North America.
Seasonality
Our Building Materials segment operating results for the first and fourth quarters are generally lower than those for the second and third quarters, which benefit from more favorable weather, and increased construction activity. In addition to impacting demand, adverse weather can disrupt production schedules, shipments, and project timelines, affecting costs, efficiencies, and profitability. We manage these seasonal fluctuations through operational planning and flexible workforce management, but quarter-to-quarter results may not be indicative of full-year performance.
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

Amrize Ltd
Financial Summary
A summary of our performance highlights for the three and six months ended June 30, 2026 and 2025 is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In millions, except for percentage data)	2026	2025	2026	2025
Revenues	$3,494	$3,218	$5,675	$5,307
Net income	$476	$416	$369	$322
Net income margin	13.6%	12.9%	6.5%	6.1%
Adjusted EBITDA	$986	$932	$1,178	$1,157
Adjusted EBITDA Margin	28.2%	29.0%	20.8%	21.8%
Cash flows provided by (used in) operating activities	$418	$406	$(475)	$(441)
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
•We completed no acquisitions in the three months ended June 30, 2026 and one in the three months ended June 30, 2025, for total cash consideration, net of cash acquired, of $69 million. We completed one acquisition in the six months ended June 30, 2026 and two in the six months ended
June 30, 2025, for total cash consideration, net of cash acquired, of $425 million and $78 million, respectively; and
•We invested $244 million and $520 million in capital expenditure projects in the three and six months ended June 30, 2026, respectively, compared with $235 million and $448 million in the three and six months ended June 30, 2025, respectively.
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
In connection with the Spin-Off, we entered into or adopted several agreements including a Separation and
Distribution Agreement, Transition Services Agreement, and Tax Matters Agreement, among others. These agreements allocate between Holcim and us various assets, liabilities, rights and obligations (including with respect to employee benefits and tax-related assets and liabilities), and govern the relationship between the
Company and Holcim for certain commercial matters (including manufacturing, supply, and insurance)
following the Spin-Off. See Note 19 (Related party) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on these agreements.
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

Amrize Ltd
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
Prior to the Spin-Off, our unaudited condensed consolidated financial statements included expense allocations for certain corporate, infrastructure, and other shared services provided by Holcim on a centralized basis, including but not limited to accounting and financial reporting, treasury, tax, legal, human resources, information technology, insurance, employee benefits, and other shared services that are either specifically identifiable or directly attributable to us. These expenses had been allocated to us on the basis of direct usage when specifically identifiable, with the remainder predominantly allocated on a pro rata basis using revenues. See Note 19 (Related party) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
Certain related-party transactions between the Company and Holcim have been included in our unaudited condensed consolidated financial statements prior to the Spin-Off. Additionally, as part of the Spin-Off, the
Company issued senior unsecured notes and completed a bond exchange. A portion of the proceeds from the issuance of the senior unsecured notes and completion of the bond exchange was used to repay the
Company’s related-party indebtedness due to Holcim. Holcim also completed an equity contribution to the
Company to settle the remaining related-party indebtedness due to Holcim. See Note 10 (Debt) in our 2025
Form 10-K and Note 19 (Related party) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Macroeconomic Trends
We operate in competitive markets with respect to each of our segments. Recent market conditions, such as trade policy uncertainty, energy market disruptions, geopolitical conflicts, fluctuations in interest rates, and construction market labor challenges may impact various markets in which we operate. Our Building Envelope segment has been impacted by these market conditions. However, our Building Materials segment has remained resilient by leveraging our scale, unique footprint, and diverse product offerings to customers. We expect the execution of our ASPIRE program to accelerate synergies and profitable growth, by investing in streamlining our network. Over the long term, we expect growth in demand due to urbanization, aging infrastructure, recent onshoring trends, population growth, and historical underinvestment in residential housing. As market conditions evolve, we believe that we are uniquely positioned to capitalize on these growth opportunities.
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

Amrize Ltd
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
Manufacturing, LLC (collectively, “Duro-Last”) in 2023, we bolstered our roofing system offerings and positioned ourselves to meet growing demand for re-roofing and new builds. Our Building Envelope segment accounted for 30.0% and 30.4% of our revenues for the three and six months ended June 30, 2026, compared to 29.8% and 32.2% for the three and six months ended June 30, 2025, respectively. We intend to continue building out our Building Envelope segment through expansions, acquisitions, and development of additional solutions and products, as we believe this will unlock long-term value creation. Such expansions and acquisitions depend on our ability to raise capital and seamlessly integrate new products into our current product mix.
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
Infrastructure Investment. Demand for our products is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. A recent focus on improving infrastructure in North America is being fueled by, among other things, funding from federal, state and local governments who are focused on addressing aging infrastructure across North America. We are leveraging our market position across North America and diverse product offerings to secure our involvement in airport, highway, bridge, digital, and related infrastructure projects. Our ability to capitalize on this growing need for infrastructure-related projects across North America has the capability to increase our scope of operations and revenues.
Innovation. Through our research and development engine, we seek to drive cutting-edge innovation to address our customers’ needs. We believe we are at the forefront of new product developments, and our experts span all building fields, from masons and engineers to material scientists and experts in artificial intelligence and data mining. We conduct cutting-edge research and empower smart design while deploying new building technologies. We also partner with leading construction sector startups to scale up new technologies across our operations. Maintaining this level of innovation requires us to spend a substantial amount on research and development efforts, as well as on retaining and recruiting talent. Whether this spending results in increased revenue and more profitable operations will depend on our ability to introduce new products and improve our current product offerings. Although we will strive to introduce new products and to develop and market new construction techniques and technologies, our efforts may be unsuccessful or unprofitable resulting in impairments, which could negatively affect our results of operations and market positions.
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
Loss on Impairments
Loss on impairments primarily includes losses on the impairment of long-lived assets, specifically intangible assets, losses recognized on investments when changes in facts and circumstances indicate their carrying values may not be recoverable, as well as the losses identified as a part of the annual impairment review of all property, plant, and equipment.
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
Income Tax Expense
Income tax expense consists of federal, state, and local income taxes related to the tax jurisdictions in which we conduct business. Income tax provision consists of taxes currently payable and deferred amounts related to both Swiss and non-Swiss taxes on our income. The effective tax rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the nature and timing of discrete items.
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
Our financial results for the three and six months ended June 30, 2026 and 2025 were affected by higher raw material and distribution costs within the Building Materials and Building Envelope segments. These factors are outside of our control and may impact our operations in the future. The extent to which global economic challenges will ultimately impact our business, operations, financial condition, and results of operations will depend on numerous factors, which are highly uncertain, rapidly changing, and cannot be predicted.
Consolidated Statements of Operations

	For the three months			For the six months
	ended June 30,			ended June 30,
(In millions, except for percentage data)	2026	2025	% Change	2026	2025	% Change
Revenues	$3,494	$3,218	8.6%	$5,675	$5,307	6.9%
Cost of revenues	(2,501)	(2,277)	(9.8)%	(4,474)	(4,129)	(8.4)%
Gross profit	993	941	5.5%	1,201	1,178	2.0%
Selling, general and administrative expenses	(283)	(286)	1.0%	(568)	(529)	(7.4)%
Gain on disposal of long-lived assets	3	4	(25.0)%	8	5	60.0%
Loss on impairments	(2)	(2)	—%	(2)	(2)	—%
Operating income	711	657	8.2%	639	652	(2.0)%
Interest expense, net	(89)	(121)	26.4%	(167)	(239)	30.1%
Other non-operating income, net	(1)	1	n/m	1	2	(50.0)%
Income before income tax expense and income from equity method investments	621	537	15.6%	473	415	14.0%
Income tax expense	(146)	(122)	(19.7)%	(105)	(94)	(11.7)%
Income from equity method investments	1	1	—%	1	1	—%
Net income	476	416	14.4%	369	322	14.6%
Net loss attributable to noncontrolling interests	2	1	100.0%	4	1	300.0%
Net income attributable to the Company	$478	$417	14.6%	$373	$323	15.5%

Net income margin	13.6%	12.9%		6.5%	6.1%
Adjusted EBITDA(1)	$986	$932	5.8%	$1,178	$1,157	1.8%
Adjusted EBITDA Margin(1)	28.2%	29.0%		20.8%	21.8%
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
with U.S. GAAP.
Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025
Revenues
Revenues for the three months ended June 30, 2026 were $3,494 million, an increase of $276 million, or
8.6%, from $3,218 million for the three months ended June 30, 2025. The increase in our overall revenues for the second quarter of 2026 was primarily driven by volume growth of $200 million, contributions from

Amrize Ltd
acquisitions of $54 million, price increases of $16 million, and the favorable impact of foreign exchange of $6 million.
Revenues for the six months ended June 30, 2026 were $5,675 million, an increase of $368 million, or 6.9%, from $5,307 million for the six months ended June 30, 2025. The increase in our overall revenues for the first six months of 2026 was primarily attributable to volume growth of $278 million, contributions from acquisitions of $77 million, and the favorable impact of foreign exchange of $25 million. These factors were partially offset by lower prices with our Building Envelope segment.
The proportion of revenues related to the Building Materials segment and Building Envelope segment was
70.0% and 30.0% for the three months ended June 30, 2026, respectively, and 70.2% and 29.8% for the three months ended June 30, 2025, respectively. The proportion of revenues related to the Building Materials segment and Building Envelope segment was 69.6% and 30.4% for the six months ended June 30, 2026, respectively, and 67.8% and 32.2% for the six months ended June 30, 2025, respectively.

	Analysis of Change
		Organic Growth
(In millions, except for percentage data)	For the three months ended June 30, 2025	Volume	Price	Acquisitions	Foreign Exchange	For the three months ended June 30, 2026	% Change
Total Revenues	$3,218	$200	$16	$54	$6	$3,494	8.6%

	Analysis of Change
		Organic Growth
(In millions, except for percentage data)	For the six months ended June 30, 2025	Volume	Price	Acquisitions	Foreign Exchange	For the six months ended June 30, 2026	% Change
Total Revenues	$5,307	$278	$(12)	$77	$25	$5,675	6.9%
Cost of revenues
Cost of revenues for the three months ended June 30, 2026 was $2,501 million, an increase of $224 million, or 9.8%, from $2,277 million for the three months ended June 30, 2025. The increase for the three months ended June 30, 2026 consisted primarily of an increase of $118 million from the Building Materials segment and an increase of $91 million from the Building Envelope segment.
Cost of revenues for the six months ended June 30, 2026 was $4,474 million, an increase of $345 million, or
8.4%, from $4,129 million, for the six months ended June 30, 2025. The increase for the six months ended
June 30, 2026 was comprised primarily of an increase of $238 million from the Building Materials segment and an increase of $88 million from the Building Envelope segment.
Cost of revenues as a percentage of Revenues was 71.6% and 70.8% three months ended June 30, 2026 and
2025, respectively, and 78.8% and 77.8% for the six months ended June 30, 2026 and 2025, respectively.
The increase in Cost of revenues in both periods as a percentage of Revenues relates in part to higher raw material and distribution costs within both segments. Cost of revenues in our Building Envelope segment was also impacted by increased warranty accruals.
The proportion of Cost of revenues related to the Building Materials segment and Building Envelope segment was 68.4% and 31.6% for the three months ended June 30, 2026 and 69.6% and 30.4% for the three months ended June 30, 2025. The proportion of Cost of revenues related to the Building Materials segment and
Building Envelope segment was 69.5% and 30.5% for the six months ended June 30, 2026 and 69.2% and
30.8% for the six months ended June 30, 2025.
Selling, general and administrative expenses
In 2025, Selling, general and administrative expenses were primarily developed on a “carve-out” basis from
Holcim, as well as Spin-off related costs. In 2026, this activity reflects the costs to operate a stand-alone organization.
Selling, general and administrative expenses for the three months ended June 30, 2026 were $283 million, a decrease of $3 million, or 1.0%, from $286 million for the three months ended June 30, 2025. The decrease for the three months ended June 30, 2026 was primarily due to lower third-party professional services.

Amrize Ltd
Selling, general and administrative expenses for the six months ended June 30, 2026 were $568 million, an increase of $39 million, or 7.4%, from $529 million for the six months ended June 30, 2025. The increase for the six months ended June 30, 2026 primarily consists of organic growth from personnel expenses for higher corporate headcount and costs to operate on a stand-alone basis. PB Materials contributed to inorganic growth.
Gain on disposal of long-lived assets
Gain on disposal of long-lived assets for the three and six months ended June 30, 2026 was $3 million and $8 million, respectively, compared to $4 million and $5 million for the three and six months ended June 30, 2025, respectively.
Loss on impairments
Loss on impairments for the three and six months ended June 30, 2026 and 2025 was immaterial.
Interest expense, net
Interest expense, net for the three and six months ended June 30, 2026 was $89 million and $167 million, a decrease of $32 million and $72 million, respectively, or 26.4% and 30.1%, from $121 million and $239 million, for the three and six months ended June 30, 2025, respectively. The decrease in interest expense, net was primarily driven by a decrease in related-party debt. Since the Spin-Off, the Company has operated with a lower debt profile.
Other non-operating income, net
Other non-operating expense, net was immaterial for the presented periods.
Income tax expense
Income tax expense for the three and six months ended June 30, 2026 was $146 million and $105 million, respectively, an increase of $24 million and $11 million, from $122 million and $94 million, for the three and six months ended June 30, 2025, respectively. The effective income tax rates for the three and six months ended June 30, 2026 were 23.5% and 22.2%, compared to 22.7% and 22.7% for the three and six months ended June 30, 2025. The 2026 effective income tax rate was impacted by an adjustment of uncertain tax positions. The 2025 effective income tax rate benefited from the OECD Pillar Two regulatory guidance released in January 2025, which resulted in a reduction in the OECD Pillar Two tax.
Income from equity method investments
Income from equity method investments for the three and six months ended June 30, 2026 and 2025 was immaterial.
Net Income and Net Income Margin
Net income for the three months ended June 30, 2026 increased to $476 million from $416 million for the three months ended June 30, 2025. The increase was driven by the benefit from higher volumes, aggregates price increases, lower interest expense, lower corporate costs, and the contribution from acquisitions. These drivers were partially offset by higher operating costs, notably higher freight, diesel, and raw material costs within both segments, as well as higher depreciation, depletion, accretion and amortization expense. Net income margin was 13.6% for the three months ended June 30, 2026, compared to 12.9% for the three months ended June 30, 2025.
Net income for the six months ended June 30, 2026 increased to $369 million from $322 million for the six months ended June 30, 2025. Net income was favorably impacted by the benefit from higher volumes, aggregates price increases, lower interest expense, and the contribution from acquisitions. These items were offset by higher operating costs, higher depreciation, depletion, accretion and amortization expense, and lower prices. Net income margin was 6.5% for the six months ended June 30, 2026, compared to 6.1% for the six months ended June 30, 2025.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA for the three months ended June 30, 2026 increased to $986 million from $932 million for the three months ended June 30, 2025. The increase was driven by the benefit from higher sales volumes, aggregates price increases, lower corporate costs, ASPIRE savings, $8 million of contributions from acquisitions, and $4 million for the impact of foreign exchange. These drivers were partially offset by higher

Amrize Ltd
operating costs, notably higher freight, diesel, and raw material costs within both segments. The prior period included a discrete adjustment for insurance proceeds. Adjusted EBITDA Margin was 28.2% for the three months ended June 30, 2026, compared to 29.0% for the three months ended June 30, 2025.
Adjusted EBITDA for the six months ended June 30, 2026 increased to $1,178 million from $1,157 million for the six months ended June 30, 2025. Adjusted EBITDA was favorably impacted by the benefit from higher sales volumes, aggregates price increases, $11 million of contributions from acquisitions, and $6 million for the impact of foreign exchange. These items were mostly offset by higher operating costs and lower prices.
Adjusted EBITDA Margin was 20.8% for the six months ended June 30, 2026, compared to 21.8% for the six months ended June 30, 2025.
Results of Operations by Segment
Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30,
2025

	For the three months ended June 30,			For the six months ended June 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
Segment revenues:
Building Materials(1)	$2,445	$2,259	8.2%	$3,948	$3,600	9.7%
Building Envelope	1,049	959	9.4%	1,727	1,707	1.2%
Total revenues	$3,494	$3,218	8.6%	$5,675	$5,307	6.9%

	For the three months ended June 30,			For the six months ended June 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
Segment Adjusted EBITDA:
Building Materials	$793	$754	5.2%	$960	$886	8.4%
Building Envelope	237	250	(5.2)%	318	373	(14.7)%
Total Segment Adjusted EBITDA	1,030	1,004	2.6%	1,278	1,259	1.5%
Unallocated corporate costs	(44)	(72)	38.9%	(100)	(102)	2.0%
Adjusted EBITDA(2)	$986	$932	5.8%	$1,178	$1,157	1.8%
__________________
(1)Segment revenues for Building Materials are presented net of interproduct revenues between our Cement and Aggregates and other construction materials product lines of $151 million and $146 million for the three months ended June 30, 2026 and 2025, respectively, and $252 million and $246 million for the six months ended June 30, 2026 and 2025, respectively.
(2)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for
definitions of these non-GAAP financial measures, information about how and why we use these non-GAAP financial measures and a reconciliation of each of these non-GAAP financial measures to its most directly comparable financial measure calculated in accordance with U.S. GAAP.
Building Materials
Building Materials segment revenues for the three and six months ended June 30, 2026 were $2,445 million and $3,948 million, an increase of $186 million and $348 million, or 8.2% and 9.7%, from $2,259 million and
$3,600 million for the three and six months ended June 30, 2025, respectively. The increase for the three months ended June 30, 2026 was driven by volume growth of $101 million, contributions from acquisitions of
$54 million, price increases of $25 million, and the favorable impact of foreign currency of $6 million. The increase for the six months ended June 30, 2026 was driven by volume growth of $225 million, contributions from acquisitions of $77 million, the favorable impact of foreign currency of $24 million, and price increases of
$22 million.
Cement revenues for the three and six months ended June 30, 2026 were $1,293 million and $2,133 million, an increase of $107 million and $194 million, or 9.0% and 10.0%, from $1,186 million and $1,939 million for the three and six months ended June 30, 2025, respectively.
Aggregates and other construction materials revenues for the three and six months ended June 30, 2026

Amrize Ltd
were $1,303 million and $2,067 million, an increase of $84 million and $160 million, or 6.9% and 8.4%, from
$1,219 million and $1,907 million for the three and six months ended June 30, 2025, respectively.

Volumes	For the three months ended June 30,			For the six months ended June 30,
in millions	2026	2025	% Change	2026	2025	% Change
Cement - tons sold[1]	6.3	6.0	5.0%	10.5	9.6	9.4%
Aggregates - tons sold	34.3	32.2	6.5%	52.2	47.9	9.0%

Average Selling Price - Year over Year	For the three months ended June 30,
$ per ton	2026	2025	% Change	Constant Currency[2]	% Change Constant Currency
Cement - price per ton[1]	$171.43	$171.52	(0.1%)	$171.19	(0.2%)
Aggregates - price per ton[3]	$14.67	$14.05	4.4%	$14.61	4.0%

Average Selling Price - Year over Year	For the six months ended June 30,
$ per ton	2026	2025	% Change	Constant Currency[2]	% Change Constant Currency
Cement - price per ton[1]	$170.39	$171.56	(0.7%)	$169.78	(1.0%)
Aggregates - price per ton[3]	$14.96	$14.41	3.8%	$14.85	3.1%

Average Selling Price - Sequential	For the three months ended
				Constant Currency[2]
$ per ton	June 30, 2026	March 31, 2026	% Change	June 30, 2026	March 31, 2026	% Change
Cement - price per ton[1]	$171.43	$168.83	1.5%	$171.19	$167.67	2.1%
Aggregates - price per ton[3]	$14.67	$15.52	(5.5%)	$14.61	$15.29	(4.4%)
__________________
1 Cement volume and pricing figures presented above exclude trading.
2 Constant Currency Price per Ton reflects price adjusted to prior period foreign exchange rates. Constant Currency Price per Ton represents a Non-GAAP measure, which is defined in Non-GAAP Financial Measures.
3 Aggregates pricing figures presented above are freight adjusted, excluding freight revenues.
Building Materials Segment Adjusted EBITDA for the for the three and six months ended June 30, 2026 was
$793 million and $960 million, an increase of $39 million and $74 million, or 5.2% and 8.4%, from $754 million and $886 million for the three and six months ended June 30, 2025, respectively. The increase in both periods was mainly attributable to the benefit from volume growth, aggregates price increases, contributions from acquisitions, and ASPIRE savings, partially offset by higher freight and diesel costs and insurance proceeds in the prior year related to insurable events in 2024.
Building Envelope
Building Envelope segment revenues for the three and six months ended June 30, 2026 were $1,049 million and $1,727 million, an increase of $90 million and $20 million, or 9.4% and 1.2%, from $959 million and $1,707 million for the three and six months ended June 30, 2025, respectively. The increase in both periods was primarily driven by strong volumes, which were partially offset by lower pricing. Pricing improved sequentially in 2026 as price increases were phased in throughout the second quarter of 2026.
Building Envelope Segment Adjusted EBITDA for the three and six months ended June 30, 2026 was $237 million and $318 million, a decrease of $13 million and $55 million, or 5.2% and 14.7%, from $250 million and
$373 million for the three and six months ended June 30, 2025, respectively. The decrease in both periods in the Building Envelope Segment Adjusted EBITDA was attributable to price decreases, higher freight costs from trucking shortages, and the impact of material cost inflation, partially offset by the benefit from strong volumes.

Non-GAAP Financial Measures
In addition to the key operational metrics above and our financial results as reported under U.S. GAAP, we evaluate our operating performance using certain financial measures, including Total Segment Adjusted
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, EBITDA and EBITDA Margin, Free Cash Flow, Organic
Growth, and Constant Currency Price per Ton, that are not defined by, or prepared in accordance with, U.S.
GAAP. We refer to these measures as “non-GAAP” financial measures.
These non-GAAP financial measures should not be considered as alternatives to the earnings measures defined by U.S. GAAP. We utilize these non-GAAP financial measures, among others, to assess our operating performance and to provide a consistent comparison of performance from period to period and as a basis for strategic planning and forecasting given our belief that such non-GAAP financial measures closely correlate to long-term enterprise value. We believe that measuring performance on the basis of Total Segment
Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, EBITDA and EBITDA Margin, Free Cash
Flow, Organic Growth, and Constant Currency Price per Ton is useful to investors because it enables consistent evaluation of our operational performance and liquidity period to period.
“Total Segment Adjusted EBITDA” is defined as Net income (loss), and excludes the impact of Depreciation, depletion, accretion and amortization, Interest expense, net, Income tax expense (benefit), Acquisition and integration-related costs, Litigation-related costs, Loss on impairments, Restructuring and other costs, Spin-
off and separation-related costs, Other non-operating (income) expense, net, Income from equity method investments, and unallocated corporate costs. “Adjusted EBITDA” is defined as Total Segment Adjusted
EBITDA including unallocated corporate costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by revenues. “EBITDA” is defined as Net income (loss), excluding Depreciation, depletion, accretion and amortization, Interest expense, net, and Income tax expense (benefit). “EBITDA Margin” is defined as
EBITDA divided by revenues. “Free Cash Flow” is defined as net cash provided by (used in) operating activities plus proceeds from property and casualty insurance, proceeds from land expropriation, and proceeds from disposals of long-lived assets less purchases of property, plant and equipment. “Organic
Growth” is a non-GAAP financial measure that excludes acquisitions and divestitures and the impact of fluctuations in foreign currency exchange rates. Management believes the organic revenue growth measure provides users with useful supplemental information regarding the Company’s ongoing revenue performance and trends by presenting revenue growth excluding the impact of foreign exchange as well as the impact of acquisitions and divestitures. “Constant Currency Price per Ton” is defined as price per ton adjusted to prior period foreign exchange rates, which is intended to eliminate the impact of foreign currency exchange rate fluctuations. Constant currency measures are calculated by translating local currency financial results into
U.S. Dollars using the weighted-average exchange rates in effect during the comparable period. Management believes constant currency performance metrics provide useful supplemental information to investors by isolating underlying operational trends from foreign currency volatility.
Total Segment Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, EBITDA and EBITDA Margin,
Free Cash Flow, Organic Growth, and Constant Currency Price per Ton have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S.
GAAP. Because of these limitations, Total Segment Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA
Margin, EBITDA and EBITDA Margin, Free Cash Flow, Organic Growth, and Constant Currency Price per Ton
should not be considered as replacements for revenues, net income (loss), net income (loss) margin, net cash provided by (used in) operating activities, revenue growth, or price per ton, as determined by U.S. GAAP, or as measures of our profitability. We compensate for these limitations by relying primarily on our U.S. GAAP results and using non-GAAP financial measures only for supplemental purposes.

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

	For the three months		For the six months
	ended June 30,		ended June 30,
(In millions, except for percentage data)	2026	2025	2026	2025
Net income	$476	$416	$369	$322
Depreciation, depletion, accretion and amortization	257	226	494	444
Interest expense, net	89	121	167	239
Income tax expense	146	122	105	94
EBITDA	968	885	1,135	1,099
Acquisition and integration-related costs(1)	10	17	28	21
Litigation-related (settlements) costs(2)	(5)	4	(3)	4
Loss on impairments(3)	2	2	2	2
Restructuring and other costs(4)	5	9	8	9
Spin-off and separation-related costs(5)	6	17	10	25
Other non-operating expense (income), net(6)	1	(1)	(1)	(2)
Income from equity method investments	(1)	(1)	(1)	(1)
Adjusted EBITDA	986	932	1,178	1,157
Unallocated corporate costs	44	72	100	102
Total Segment Adjusted EBITDA	$1,030	$1,004	$1,278	$1,259
Building Materials	$793	$754	$960	$886
Building Envelope	$237	$250	$318	$373
Net income margin	13.6%	12.9%	6.5%	6.1%
EBITDA Margin	27.7%	27.5%	20.0%	20.7%
Adjusted EBITDA Margin	28.2%	29.0%	20.8%	21.8%
_________________
(1)Acquisition and integration-related costs are those incurred for business combinations (including advisory, legal, valuation, and other professions fees) as well as the unfavorable effects of purchase accounting. Certain warranty charges related to pre-acquisition manufacturing issues are also included.
(2)Litigation-related (settlements) costs include certain litigation settlements, environmental remediation, and legal-related consulting and professional fees that are not representative of expenses arising in the ordinary course of business.
(3)Loss on impairments consist of one-time charges on the Company’s investments and property, plant, and equipment.
(4)Restructuring and other costs include charges associated with non-core sites and termination-related severance costs
(5)Spin-Off and separation-related costs notably include rebranding costs and professional services supporting Sarbanes-Oxley implementation efforts.
(6)Other non-operating income, net primarily consists of costs related to gains on proceeds from property and casualty insurance.

Amrize Ltd
Free Cash Flow is monitored by management to assess liquidity. The table below reconciles our net cash used in operating activities, the most directly comparable financial measure calculated in accordance with
U.S. GAAP, to Free Cash Flow.

	For the six months ended June 30,
(In millions)	2026	2025
Net cash used in operating activities	$(475)	$(441)
Capital expenditures, net:
Purchases of property, plant and equipment	(520)	(448)
Proceeds from disposals of long-lived assets	9	7
Proceeds from land expropriation	—	20
Proceeds from property and casualty insurance	—	2
Total capital expenditures, net	(511)	(419)
Free cash flow	$(986)	$(860)
Liquidity and Capital Resources
Our ability to fund our cash needs will depend on our ongoing ability to generate cash from operations. In addition, we may access capital markets, in particular for debt financing, or enter into factoring agreements with unrelated financial institutions to sell certain receivables on a non-recourse basis in order to satisfy capital requirements not satisfied by cash flows from operating activities, particularly between April and
October, due to the seasonality of our business. We expect to utilize our capital resources to fund operations and capital expenditures, pursue strategic acquisitions and other business development transactions, repay our indebtedness over time, and return cash to shareholders through dividends and share repurchases. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives, and capital resources. We believe that our existing cash reserves, cash flow from operations, as well as a range of available financing activities will provide adequate resources to fund our short-term and long-term capital requirements, including our debt requirements and expected pension contributions for at least the next twelve months.
Cash Flows
The following table summarizes our net cash used in and provided by operating, investing and financing activities for the periods indicated:

	For the six months ended June 30,
(In millions)	2026	2025
Net cash provided by (used in):
Operating activities	$(475)	$(441)
Investing activities	(896)	(11)
Financing activities	188	(566)
Effect of exchange rate changes on cash and cash equivalents	(10)	34
Decrease in cash and cash equivalents	(1,193)	(984)
Cash and cash equivalents - beginning of period	1,922	1,585
Cash and cash equivalents - end of period	$729	$601
Working Capital
Due to the seasonal nature of our business, we typically use cash as working capital increases in the first half of the year. This increase is driven by higher activity and the related impact in accounts receivable, increased inventory from production, and higher maintenance activities at the beginning of our production season. In the second half of the year, working capital becomes a source of cash as revenue activity peaks, drawing down inventory, and collecting outstanding accounts receivable. We may periodically utilize customer early‑payment programs and adjust the timing of certain payments.

Amrize Ltd
Cash Flows from Operating Activities
Our most significant source of operating cash flows is cash received from customer purchases of our Building
Materials and Building Envelope products. Our primary use of cash from operating activities is to pay for our manufacturing operations.
For the six months ended June 30, 2026 and 2025, net cash used in operating activities was $475 million and
$441 million, respectively. The increase in cash used in operating activities of $34 million was primarily driven by higher accounts receivable and settlement of amounts due to related parties, partially offset by higher net income and non-cash expenses.
Cash Flows from Investing Activities
For the six months ended June 30, 2026 and 2025, net cash used in investing activities was $896 million and
$11 million, respectively. The increase in cash used in investing activities for the six months ended June 30,
2026, as compared to the six months ended June 30, 2025, was primarily driven by the acquisition of PB
Materials for $425 million during the six months ended June 30, 2026 and an increase in proceeds from cash pooling of $522 million in the six months ended June 30, 2025.
Cash Flows from Financing Activities
For the six months ended June 30, 2026, net cash provided by financing activities was $188 million compared to cash used in financing activities of $566 million for the six months ended June 30, 2025. The increase in cash provided by financing activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily driven by proceeds from borrowings during the six months ended June
30, 2026 and a net repayment of borrowings during the six months ended June 30, 2025, partially offset by dividends paid and shares repurchased during the six months ended June 30, 2026.
Contractual Obligations and Commitments
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our debt and other borrowings, in addition to pension and other postretirement benefit plan contributions. The following table presents our significant contractual obligations and commitments with definitive payment terms as of June 30, 2026:

(In millions)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Principal on debt and other borrowings	$1,069	$700	$700	$3	$1,000	$2,529	$6,001
Operating lease obligations	88	155	121	95	66	268	793
Finance lease obligations	66	114	87	57	34	107	465
Pension and postretirement contributions	13	27	25	24	23	411	523
Purchase obligations(1)	709	90	59	46	37	101	1,042
Total	$1,945	$1,086	$992	$225	$1,160	$3,416	$8,824
_________________
(1)Purchase obligations is comprised of purchase commitments of $776 million for goods and services and capital expenditures of $266 million for property, plant and equipment.
Off Balance Sheet Arrangements
Periodically, we enter into off balance sheet commitments, including surety bonds and letters of credit, to fulfill certain obligations related to specific projects, insurance and site restoration. As of June 30, 2026 and
December 31, 2025, we had outstanding commitments amounting to $798 million and $751 million, respectively. Historically, no material claims have been made against these surety bonds and letters of credit.
We did not have any other off balance sheet arrangements as of June 30, 2026 and December 31, 2025.
Critical Accounting Estimates
There have been no material changes to the critical accounting estimates outlined in our Annual Report on
Form 10-K for the year ended December 31, 2025.

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
For the six months ended June 30, 2026, there have been no material changes to our market risks from those disclosed in the 2025 Form 10-K.
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
In connection with the preparation of this Quarterly Report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”). Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026 because of our previously reported material weakness in our internal control over financial reporting, as described in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended
December 31, 2025.
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

Amrize Ltd
Changes in Internal Controls over Financial Reporting
Other than with respect to the continued remediation efforts in connection with the material weakness described above, there were no changes in our internal control over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is from time to time a party to various legal proceedings that arise in the ordinary course of business. See Note 18 (Commitments and contingencies) of this Form 10-Q for additional discussion concerning our legal proceedings.
The Company has elected to use a $1 million sanctions threshold for disclosing certain proceedings under environmental laws to which a governmental authority is a party. Applying this threshold, there were no relevant legal proceedings to disclose for this period.
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in of our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases
of Equity Securities
The following table presents the number and average price of shares purchased in each month of the second quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program[2]
April 1 - April 30, 2026	—	—	—	—
May 1 - May 31, 2026	1,456,910	$50.49	1,456,910	17,381,524
June 1 - June 30, 2026	2,302,986	$53.74	2,302,986	15,059,621
Total	3,759,896		3,759,896
_________________
(1)On February 17, 2026, the Company announced that the Board of Directors approved a share repurchase authorization of $1.0 billion, with a 12-month expiration. The Company implemented the share repurchase program after the annual general meeting of shareholders on April 21, 2026.
(2)The maximum number of shares that may yet be purchased under this plan was based on the closing price of our common stock on the
New York Stock Exchange as of June 30, 2026 of $53.30 per share.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
For information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, see Exhibit
95 of this report, which is incorporated herein by reference.
Item 5. Other Information
None.

Amrize Ltd
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

Amrize Ltd
By:	/s/ Baris Oran
Name:	Baris Oran
Title:	Chief Financial Officer (Duly authorized officer and principal financial officer)
Date:	August 10, 2026