Form 10-Q
period 2026-09-30
Amrize Ltd
filed 2026-10-29
CIK 2035989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________
Commission file number: 1-42542
Amrize Ltd
(Exact name of Registrant as specified in its charter)

Switzerland	98-1807904
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Grafenauweg 8			6300
6300	Zug	Switzerland
(Address of Principal Executive Offices)			(Zip Code)
+ 41 41 562 3490
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Ordinary Shares, par value $0.01 per share	AMRZ	New York Stock Exchange
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
Yes ☐ No ☒.
As of October 23, 2026, the number of outstanding Ordinary Shares was 532,391,396, net of Treasury Shares.

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
•our obligation to indemnify Holcim pursuant to the agreements entered into in connection with the separation and the risk Holcim may not fulfill any obligations to indemnify Amrize under such agreements;
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
These are only some of the factors that may affect the forward-looking statements contained in this Quarterly Report. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. Other risks and uncertainties include those described elsewhere in this Quarterly Report, including Item 2, “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I, and Item 1,
“Legal Proceedings” and Item 1A, “Risk Factors” of Part II; in the Company’s Annual Report on Form 10-K for the year ended
December 31, 2025, including Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and
Results of Operations,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and the Company’s other filings and submissions with the Securities and Exchange Commission.
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

Amrize Ltd
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2026	2025	2026	2025
Revenues	$3,771	$3,690	$9,445	$8,997
Cost of revenues	(2,690)	(2,598)	(7,163)	(6,727)
Gross profit	1,081	1,092	2,282	2,270
Selling, general and administrative expenses	(291)	(313)	(859)	(842)
Gain on disposal of long-lived assets	3	4	11	9
Loss on impairments	—	—	(2)	(2)
Operating income	793	783	1,432	1,435
Interest expense, net	(89)	(89)	(256)	(328)
Other non-operating income, net	2	—	3	2
Income before income tax expense and income from equity method investments	706	694	1,179	1,109
Income tax expense	(153)	(158)	(258)	(252)
Income from equity method investments	5	4	6	5
Net income	558	540	927	862
Net loss attributable to noncontrolling interests	1	2	5	3
Net income attributable to the Company	$559	$542	$932	$865

Earnings per share attributable to the Company:
Basic	$1.03	$0.98	$1.69	$1.56
Diluted	$1.02	$0.98	$1.69	$1.56
Weighted-average number of shares outstanding:
Basic	544.6	553.1	550.1	553.1
Diluted	545.5	553.9	551.2	553.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2026	2025	2026	2025
Comprehensive income:
Net income	$558	$540	$927	$862
Other comprehensive income (loss), net of tax:
Foreign currency translation	(15)	(80)	(173)	158
Net change in fair value of cash flow hedges, net of tax	6	—	14	7
Actuarial losses and prior service costs for defined benefit pension plans and other postretirement benefit plans, net of tax	(1)	1	(4)	(1)
Total other comprehensive income (loss), net of tax	(10)	(79)	(163)	164
Total comprehensive income	548	461	764	1,026
Comprehensive loss attributable to noncontrolling interests	1	2	5	3
Comprehensive income attributable to the Company	$549	$463	$769	$1,029
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Balance Sheets
(In millions, except share data)

	As of September 30,	As of December 31,
	2026	2025
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$299	$1,922
Accounts receivable, net	2,165	1,113
Inventories, net	1,567	1,490
Prepaid expenses and other current assets	198	88
Total current assets	4,229	4,613
Property, plant and equipment, net	8,529	7,936
Goodwill	9,056	9,044
Intangible assets, net	1,659	1,728
Operating lease right-of-use assets, net	631	615
Other noncurrent assets	251	273
Total Assets	$24,355	$24,209
Liabilities and Equity
Current Liabilities:
Accounts payable	$1,274	$1,530
Short-term borrowings	904	—
Current portion of long-term debt	708	333
Operating lease liabilities	132	136
Other current liabilities	946	886
Total current liabilities	3,964	2,885
Long-term debt	4,236	4,936
Deferred income tax liabilities	1,109	1,042
Noncurrent operating lease liabilities	525	500
Other noncurrent liabilities	1,761	1,725
Total Liabilities	11,595	11,088
Commitments and contingencies (see Note 18)
Equity
Common stock, par value of $0.01 per share, 680,250,615 shares authorized, 566,875,513 issued and 536,876,606 outstanding as of September 30, 2026 566,875,513 issued and 553,082,525 outstanding as of December 31, 2025	6	6
Additional paid-in capital	12,605	12,569
Retained earnings	1,495	930
Treasury stock, 29,998,907 shares as of September 30, 2026 and 13,792,988 shares as of December 31, 2025	(794)	—
Accumulated other comprehensive loss	(543)	(380)
Total equity attributable to the Company	12,769	13,125
Noncontrolling interests	(9)	(4)
Total Equity	12,760	13,121
Total Liabilities and Equity	$24,355	$24,209
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the nine months ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$927	$862
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion and amortization	757	683
Share-based compensation	29	6
Deferred tax expense (benefit)	(14)	24
Other items, net	92	69
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,069)	(996)
Due from related party	—	49
Inventories, net	(65)	(7)
Accounts payable	(244)	13
Due to related party	—	(98)
Other assets	(100)	(97)
Other liabilities	(74)	(73)
Defined benefit pension plans and other postretirement benefit plans	(17)	(18)
Net cash provided by operating activities	222	417
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(786)	(637)
Acquisitions, net of cash acquired	(467)	(86)
Net decrease in short-term related-party notes receivable from cash pooling program	—	522
Other investing activities, net	51	(16)
Net cash used in investing activities	(1,202)	(217)
Cash Flows from Financing Activities:
Transfers to Holcim, net	—	(98)
Proceeds from short-term borrowings, net	904	547
Proceeds from issuance of long-term debt, net of discount	—	3,395
Payments of debt issuance costs	—	(24)
Net repayments of short-term related-party debt	—	(129)
Proceeds from debt-for-debt exchange with Holcim	—	922
Proceeds from issuances of long-term related-party debt	—	22
Repayments of long-term related-party debt	—	(5,541)
Repayments of long-term third-party debt	(326)	—
Payments of finance lease obligations	(98)	(75)
Repurchases of common stock	(750)	—
Dividends paid	(364)	—
Other financing activities, net	6	(4)
Net cash used in financing activities	(628)	(985)
Effect of exchange rate changes on cash and cash equivalents	(15)	26
Decrease in cash and cash equivalents	(1,623)	(759)
Cash and cash equivalents at the beginning of period	1,922	1,585
Cash and cash equivalents at the end of period	$299	$826
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Amrize Ltd
Condensed Consolidated Statements of Equity (Unaudited)
For the Three Months Ended September 30, 2026 and 2025
(In millions)

	Common stock		Treasury stock		Additional paid-in	Retained	Net parent	Accumulated other comprehensive	Equity attributable to noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	investment	loss	interests	equity
Balance as of June 30, 2026	567	$6	(17)	$(194)	$12,590	$997	$—	$(533)	$(8)	$12,858
Net income (loss)	—	—	—	—	—	559	—	—	(1)	558
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(10)	—	(10)
Repurchases of common stock	—	—	(13)	(600)	—	—	—	—	—	(600)
Dividends	—	—	—	—	—	(60)	—	—	—	(60)
Share-based compensation expense	—	—	—	—	9	—	—	—	—	9
Shares withheld for employees’ income tax obligations and other	—	—	—	—	—	(1)	—	—	—	(1)
Shares issued under employee share plans	—	—	—	—	6	—	—	—	—	6
Balance as of September 30, 2026	567	$6	(30)	$(794)	$12,605	$1,495	$—	$(543)	$(9)	$12,760

	Common stock		Treasury stock		Additional paid-in	Retained	Net parent	Accumulated other comprehensive	Equity attributable to noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	investment	loss	interests	equity
Balance as of June 30, 2025	567	$6	(14)	$—	$12,558	$59	$—	$(350)	$(1)	$12,272
Net income (loss)	—	—	—	—	—	542	—	—	(2)	540
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(79)	—	(79)
Share-based compensation expense and other	—	—	—	—	4	(3)	—	—	—	1
Balance as of September 30, 2025	567	$6	(14)	$—	$12,562	$598	$—	$(429)	$(3)	$12,734

Amrize Ltd
Condensed Consolidated Statements of Equity (Unaudited)
For the Nine Months Ended September 30, 2026 and 2025
(In millions)

	Common stock		Treasury stock		Additional paid-in	Retained	Net parent	Accumulated other comprehensive	Equity attributable to noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	investment	loss	interests	equity
Balance as of December 31, 2025	567	$6	(14)	$—	$12,569	$930	$—	$(380)	$(4)	$13,121
Net income (loss)	—	—	—	—	—	932	—	—	(5)	927
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(163)	—	(163)
Repurchases of common stock	—	—	(17)	(794)	—	—	—	—	—	(794)
Dividends	—	—	—	—	—	(365)	—	—	—	(365)
Share-based compensation expense	—	—	1	—	29	—	—	—	—	29
Shares withheld for employees’ income tax obligations and other	—	—	—	—	(4)	(2)	—	—	—	(6)
Shares issued under employee share plans	—	—	—	—	11	—	—	—	—	11
Balance as of September 30, 2026	567	$6	(30)	$(794)	$12,605	$1,495	$—	$(543)	$(9)	$12,760

	Common stock		Treasury stock		Additional paid-in	Retained	Net parent	Accumulated other comprehensive	Equity attributable to noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	investment	loss	interests	equity
Balance as of December 31, 2024	—	$—	—	$—	$—	$—	$10,375	$(595)	$(1)	$9,779
Net income (loss)	—	—	—	—	—	601	264	—	(3)	862
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	164	—	164
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	(1)	—	1	—
Net transfers from Holcim including Spin- off-related adjustments	—	—	—	—	—	—	1,926	2	—	1,928
Issuance of Common stock, Treasury stock and reclassification of Net parent investment	567	6	(14)	—	12,558	—	(12,564)	—	—	—
Share-based compensation expense and other	—	—	—	—	4	(3)	—	—	—	1
Balance as of September 30, 2025	567	$6	(14)	$—	$12,562	$598	$—	$(429)	$(3)	$12,734
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
In connection with the Spin-Off, the Company entered into or adopted several agreements, including a
Separation and Distribution Agreement, Transition Services Agreement (“TSA”), and Tax Matters Agreement,
among others, that provide a framework for the post-separation relationship between the Company and
Holcim. Under the TSA, the services provided to the Company ended in February of 2026, while certain services that the Company provides to Holcim are expected to continue through June of 2027. See Note 19
(Related party) for more information on these agreements.
Additionally, in relation to the Spin-Off, Holcim allocated $11 million of transaction costs to the Company for the nine months ended September 30, 2025. These allocated transaction costs correspond to the costs incurred by Holcim that are directly attributable to the Company, such as rebranding costs, employee-related costs (i.e., recruitment and relocation expenses), and costs to establish certain standalone functions. These

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
costs are recorded in Selling, general and administrative expenses, and are deemed to be settled in the period in which the costs are included in Net parent investment on the condensed consolidated balance sheet for periods prior to the Spin-Off. The Company also directly recorded certain non-recurring transaction costs related to the Spin-Off. See Note 14 (Segment information) for detail on total non-recurring Spin-Off and separation-related costs.
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
Estimates and assumptions have been based on the available information and regulations in place as of
September 30, 2026. Although these assumptions and estimates are based on management’s knowledge of, and experience with, past and current events, actual results could differ materially from these assumptions and estimates.
Fair value measurements
The carrying values of the Company’s Cash and cash equivalents and Short-term borrowings approximate their fair values because of the short-term nature of these instruments. See Note 10 (Debt) for disclosures on the fair value of Long-term debt. See Note 16 (Derivatives) for disclosures on the fair value of hedging instruments.
Revision of prior period financial statements
The Company has revised certain prior period financial statements to correct immaterial adjustments identified during the preparation of the consolidated financial statements. These adjustments correct an extended warranty misstatement as well as other unrelated misstatements. These revisions were not material to the prior periods and do not affect the ongoing operations of the Company. The revisions to our historical consolidated financial statements and the related notes thereto are reflected herein. See Note 23 (Revision of prior period financial statements) for additional information and a summarized quantification of the revised financial statements of the comparative periods herein and Note 23 (Revision of prior period financial statements) in our June 30, 2026 Quarterly Report on Form 10-Q filed with the SEC on August 10, 2026.
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table disaggregates revenues by product line for each of the Company’s reportable segments:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions)	2026	2025	2026	2025
Building Materials
Cement	$1,397	$1,393	$3,530	$3,332
Aggregates and other construction materials	1,612	1,567	3,679	3,474
Interproduct revenues	(167)	(167)	(420)	(413)
Building Envelope	929	897	2,656	2,604
Total Revenues	$3,771	$3,690	$9,445	$8,997
Contract assets include estimated earnings in excess of billings on uncompleted construction contracts. The current portion of contract assets were $93 million, $25 million, $69 million, and $30 million as of September
30, 2026, December 31, 2025, September 30, 2025, and December 31, 2024, respectively, and are included within Prepaid expenses and other current assets on the condensed consolidated balance sheets. The noncurrent portion of contract assets were $10 million, $8 million, $14 million, and $8 million as of September
30, 2026, December 31, 2025, September 30, 2025, and December 31, 2024, respectively, and are included within Other noncurrent assets on the condensed consolidated balance sheets.
Contract liabilities
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the Building Envelope segment. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. Contract liabilities were $489 million, $519 million, $464 million, and $477 million as of September 30, 2026, December 31, 2025, September 30, 2025,
and December 31, 2024, respectively. The Company’s remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially satisfied, consisting of deferred revenue. The Company expects to recognize $53 million of the deferred revenue during the next twelve months, and the remaining $436 million thereafter.
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
The Company completed the acquisition of PB Materials, a provider of aggregates and ready-mix solutions in the West Texas region, on February 18, 2026 for total cash consideration of $425 million. Additionally, the
Company completed the acquisition of Rapid Redi-Mix, LLC, a ready-mix concrete business in the Dallas-Fort
Worth metro area, on July 31, 2026.
The operating results of the acquisitions are reported in the Building Materials segment. Pro forma financial information reflecting the effects of the acquisitions for the nine months ended September 30, 2026 are not presented, as the business combinations are not material to the Company’s results of operations.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The total consideration and the preliminary fair values of identifiable assets acquired and liabilities assumed is as follows:

(In millions)	Total 2026 Acquisitions
Total assets and liabilities acquired
Inventories	39
Property, plant and equipment	402
Intangible assets	41
Other, primarily right-of-use assets	9
Deferred tax liabilities	(87)
Other liabilities assumed	(7)
Total identifiable net assets at fair value	397
Goodwill	77
Total estimated fair value of net assets	$474

Total consideration	$474
Less: Deferred consideration	7
Cash consideration	$467
Goodwill arising from the acquisitions represents the excess of the consideration paid over the fair value of net assets acquired. Goodwill, which is not deductible for tax purposes, was assigned to the Building
Materials segment.
Note 5. Accounts receivable, net

	As of	As of
(In millions)	September 30, 2026	December 31, 2025
Trade receivables	$2,164	$1,103
Less: allowance for credit losses	(39)	(34)
Other current receivables, net	40	44
Accounts receivable, net	$2,165	$1,113
The changes in the allowance for credit losses were as follows:

(In millions)	2026	2025
Balance as of January 1	$34	$51
Charge-offs	—	(11)
Provision for credit losses	4	6
Foreign currency translation and other	1	(15)
Balance as of September 30	$39	$31
Note 6. Inventories, net

	As of	As of
(In millions)	September 30, 2026	December 31, 2025
Raw materials, parts, and supplies	$565	$584
Semi-finished and finished goods	1,002	906
Total inventories, net	$1,567	$1,490

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Property, plant and equipment, net

	As of	As of
(In millions)	September 30, 2026	December 31, 2025
Land and mineral reserves	$3,626	$3,339
Buildings and installations	3,069	3,035
Machines, furniture, vehicles and tools	10,087	9,656
Construction in progress	762	470
Finance lease right-of-use assets	694	551
Total property, plant and equipment	18,238	17,051
Less: accumulated depreciation, depletion and impairment	(9,709)	(9,115)
Property, plant and equipment, net	$8,529	$7,936
Depreciation and depletion expense was $223 million and $200 million for the three months ended
September 30, 2026 and 2025, respectively, and $639 million and $568 million for the nine months ended
September 30, 2026 and 2025, respectively. Depreciation expense is recorded within Cost of revenues and
Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations and depletion expense is recorded within Cost of revenues on the unaudited condensed consolidated statements of operations.
The Company recorded no impairment charges for each of the three months ended September 30, 2026 and
2025, respectively, and $2 million of impairment charges for each of the nine months ended September 30,
2026 and 2025, respectively.
The Company recorded gains on disposals of long-lived assets of $3 million and $4 million for the three months ended September 30, 2026 and 2025, respectively, and $11 million and $9 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 8. Goodwill and intangible assets, net
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Building Materials	Building Envelope	Total
Balance as of January 1, 2026	$4,998	$4,046	$9,044
Acquisitions	77	—	77
Foreign currency translation adjustment and other	(65)	—	(65)
Balance as of September 30, 2026	$5,010	$4,046	$9,056
No goodwill impairment triggering events were identified during the nine months ended September 30, 2026.
There were no accumulated impairment losses in the reported periods.
Intangible assets, net
Amortization of long-lived intangible assets was $37 million and $36 million for the three months ended
September 30, 2026 and 2025, respectively, and $108 million and $105 million for the nine months ended
September 30, 2026 and 2025, respectively, and is included within Cost of revenues and Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. The Company does not have any indefinite-lived intangible assets other than goodwill.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Additional financial information
Other current liabilities consisted of the following:

	As of	As of
(In millions)	September 30, 2026	December 31, 2025
Employee-related liabilities other than pension	$202	$226
Finance lease liabilities	125	114
Accrued purchases of property, plant and equipment	48	90
Accrued interest	96	76
Income tax payable	110	113
Contract liabilities	53	61
Indirect taxes	74	37
Asset retirement obligations	31	39
Self-insurance reserves	32	30
Pension liabilities	22	23
Standard warranty reserves	14	25
Other	139	52
Total Other current liabilities	$946	$886
Other noncurrent liabilities consisted of the following:

	As of	As of
(In millions)	September 30, 2026	December 31, 2025
Contract liabilities	$436	$458
Finance lease liabilities	362	321
Asset retirement obligations	255	255
Pension liabilities	220	229
Liabilities for unrecognized tax benefits	165	158
Self-insurance reserves	96	91
Standard warranty reserves	77	81
Environmental remediation liabilities	60	60
Other	90	72
Total Other noncurrent liabilities	$1,761	$1,725

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 10. Debt

	Effective interest rate as of September 30,	As of September 30,	As of December 31,
(In millions)	2026	2026	2025
3.50% Unsecured Notes due 2026	3.56%	$—	$326
4.60% Unsecured Notes due 2027	4.71%	700	700
4.70% Unsecured Notes due 2028	4.81%	700	700
4.95% Unsecured Notes due 2030	5.07%	1,000	1,000
7.65% Private Placement due 2031	7.95%	50	50
4.20% Unsecured Notes due 2033	4.29%	50	50
5.40% Unsecured Notes due 2035	5.55%	1,000	1,000
7.13% Unsecured Notes due 2036	7.38%	445	445
6.88% Unsecured Notes due 2039	7.12%	191	191
6.50% Unsecured Notes due 2043	6.72%	239	239
4.75% Unsecured Notes due 2046	4.86%	554	554
Other		11	12
Total principal		4,940	5,267
Unamortized premiums and debt issuance costs		4	2
Total long-term debt		4,944	5,269
Less: current portion of long-term debt		(708)	(333)
Long-term debt		$4,236	$4,936
Debt is reported on the condensed consolidated balance sheets at par value adjusted for unamortized discount or premium and unamortized issuance costs. The fair value of the Company’s long-term debt was
$4,066 million as of September 30, 2026 (comprised of $4,013 million in unsecured notes and $53 million in other long-term debt), compared to $5,047 million as of December 31, 2025 ($4,989 million in unsecured notes and $58 million in other long-term debt). The decrease in fair value relates to the 3.50% Unsecured
Notes due 2026, which were repaid in the third quarter of 2026, and the 4.60% Unsecured Notes due 2027, which were reclassified to the current portion of long-term debt. The fair value of the unsecured notes is based on listed market prices and was categorized as Level 1 in the fair value hierarchy.
The fair value of the Company’s long-term debt was as follows:

(In millions)	As of September 30, 2026
Carrying amount	$4,236
Fair value	$4,066
The Company recognized interest expense related to third-party debt of $76 million and $79 million for the three months ended September 30, 2026 and 2025, respectively, and $226 million and $144 million for the nine months ended September 30, 2026 and 2025, respectively. Debt issuance costs amortized to Interest expense, net on the unaudited condensed consolidated statements of operations were immaterial for the three and nine months ended September 30, 2026 and 2025. Third-party interest income was $4 million and
$6 million for the three months ended September 30, 2026 and 2025, respectively, and $17 million and $30 million for the nine months ended September 30, 2026 and 2025, respectively. See Note 19 (Related party)
for interest expense related to borrowings and funding associated with the related-party note agreements for periods prior to the Spin-Off.
Bank credit
The Company has a commercial paper program for the issuance of short-term promissory notes with a maximum aggregate principal amount of $2 billion outstanding at any time (“Commercial Paper Program”).
The Commercial Paper Program provides for private placements in the United States under Section 4(a)(2) of the Securities Act. The short-term promissory notes issued under the Commercial Paper Program will be

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
unsecured notes ranking at least pari passu with all of our other senior unsecured indebtedness. These short-
term promissory notes are anticipated to be offered at par less a discount representing an interest factor or, if interest bearing, at par. During the three and nine months ended September 30, 2026, the Company utilized the Commercial Paper Program. As of September 30, 2026, the amount outstanding was $904 million. The weighted average interest rate for borrowings under the Commercial Paper Program was 4.21% as of
September 30, 2026. There were no borrowings outstanding under the Commercial Paper Program as of
December 31, 2025.
The Company has a 5-year committed, senior unsecured revolving credit facility that may be used for general corporate purposes (the “Revolving Credit Facility”) with commitments of $2 billion. There were no outstanding balances under the Revolving Credit Facility as of September 30, 2026 and December 31, 2025.
Covenants
Certain debt instruments contain restrictive covenants, including a financial covenant that requires the
Company to maintain a Consolidated Net Leverage Ratio, which measures consolidated net debt as of such date relative to consolidated earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters then ended, of no more than 3.75 to 1, tested at the end of each fiscal quarter. As of September 30, 2026, the Company was in compliance with the financial covenants of its debt agreements.
Note 11. Leases
The Company has significant operating and finance leases, including buildings and installations, land, machinery and equipment, furniture and fixtures, land fleet equipment, marine fleet equipment, and rail fleet equipment located primarily in the United States and Canada.
Balance sheet information related to leases was as follows:

	As of	As of
(In millions)	September 30, 2026	December 31, 2025
Operating lease right-of-use assets, net	$631	$615
Finance lease right-of-use assets, net	461	413
Total lease assets, net	$1,092	$1,028
Current portion of operating lease liabilities	$132	$136
Current portion of finance lease liabilities	125	114
Noncurrent portion of operating lease liabilities	525	500
Noncurrent portion of finance lease liabilities	362	321
Total lease liabilities	$1,144	$1,071
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

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions)	2026	2025	2026	2025
Operating lease expense	$43	$20	$131	$110
Finance lease expense:
Amortization of leased assets	36	37	101	81
Interest on lease liabilities	6	4	17	13
Short term lease cost	17	15	47	42
Variable lease cost	2	2	4	3
Total lease expense	$104	$78	$300	$249
Note 12. Asset retirement obligations
Asset retirement obligation (“ARO”) costs related to accretion of the Company’s liabilities and depreciation of the related assets were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions)	2026	2025	2026	2025
Accretion	$3	$3	$10	$10
Depreciation	7	6	19	17
Total costs	$10	$9	$29	$27
The following summarizes the current and noncurrent portions of the Company’s liability for asset retirement obligations, as presented in Other current liabilities and Other noncurrent liabilities, respectively, on the condensed consolidated balance sheets:

	As of	As of
(In millions)	September 30, 2026	December 31, 2025
Current ARO liability	$31	$39
Noncurrent ARO liability	255	255
Total ARO liability	$286	$294
The changes in the Company’s asset retirement obligations were as follows:

(In millions)	2026
Balance as of January 1	$294
Accretion expense	10
Liabilities settled	(14)
Foreign currency translation adjustment	(4)
Balance as of September 30	$286

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13. Income taxes
The Company’s interim provision for income tax is determined based on our estimated annual effective tax rate, adjusted for tax attributable to infrequent or unusual items, which are recognized in the period in which they occur. The provision for income taxes and the effective tax rates for the periods presented were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions, except for percentage data)	2026	2025	2026	2025
Total income tax expense	$153	$158	$258	$252
Effective income tax rate	21.7%	22.8%	21.9%	22.7%
In July 2026, the Company received notification from the Competent Authority Services Divisions of Canada and France that a settlement proposal was put forward under the Mutual Agreement Procedure (MAP) related to intercompany transactions between Lafarge Canada, Inc. (now Amrize Canada Inc.) and Lafarge S.A., for
the 2011 to 2015 tax periods. During the third quarter of 2026, Management evaluated the settlement proposal, including the implications and potential next steps. Management concluded that the settlement proposal does not represent a final resolution and that no change to the existing uncertain tax position measurement is warranted. Accordingly, the uncertain tax position measurement remains unchanged and the
Company will pursue arbitration under the respective tax treaties.
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

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions)	2026	2025	2026	2025
Revenues:
Building Materials	$2,842	$2,793	$6,789	$6,393
Building Envelope	929	897	2,656	2,604
Total Revenues	$3,771	$3,690	$9,445	$8,997

Cost of revenues:
Building Materials	$1,806	$1,796	$4,604	$4,354
Building Envelope	648	597	1,875	1,737
Total cost of revenues	$2,454	$2,393	$6,479	$6,091

Other segment expenses(1):
Building Materials	$98	$84	$287	$240
Building Envelope	99	87	282	281
Total other segment expenses	$197	$171	$569	$521

Segment Adjusted EBITDA:
Building Materials	$938	$913	$1,898	$1,799
Building Envelope	182	213	499	586
Total Segment Adjusted EBITDA	$1,120	$1,126	$2,397	$2,385
_________
(1)Other segment expenses consist of selling, general and administrative expenses, and gains on disposals of long-lived assets.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions)	2026	2025	2026	2025
Total Segment Adjusted EBITDA	$1,120	$1,126	$2,397	$2,385
Reconciling items:
Depreciation, depletion, accretion and amortization	(263)	(239)	(757)	(683)
Interest income	4	5	17	41
Interest expense	(93)	(94)	(273)	(369)
Acquisition and integration-related costs(1)	(4)	2	(30)	(19)
Litigation-related settlements (costs)(2)	(1)	(40)	2	(44)
Loss on impairments(3)	—	—	(2)	(2)
Restructuring and other costs(4)	(7)	(4)	(16)	(13)
Spin-off and separation-related costs(5)	(8)	(10)	(18)	(35)
Unallocated corporate costs	(44)	(52)	(144)	(154)
Other non-operating income, net(6)	2	—	3	2
Total reconciling items	(414)	(432)	(1,218)	(1,276)
Income before income tax expense and income from equity method investments	$706	$694	$1,179	$1,109
_________
(1)Acquisition and integration-related costs are those incurred for business combinations (including advisory, legal, valuation, and other professional fees) as well as the unfavorable effects of purchase accounting. Certain warranty charges related to pre-acquisition manufacturing issues are also included.
(2)Litigation-related settlements (costs) include certain litigation settlements, environmental remediation, and legal-related consulting and professional fees that are not representative of expenses arising in the ordinary course of business.
(3)Loss on impairments consists of one-time charges on the company’s investments and property, plant, and equipment.
(4)Restructuring and other costs include charges associated with non-core sites and termination-related severance costs.
(5)Spin-off and separation-related costs notably include rebranding costs and professional services supporting Sarbanes-Oxley implementation efforts.
(6)Other non-operating income, net primarily consists of costs related to gains on proceeds from property and casualty insurance.
The Company’s capital expenditures by segment were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions)	2026	2025	2026	2025
Capital expenditures(1):
Building Materials	$198	$151	$593	$539
Building Envelope	68	38	193	98
Total capital expenditures	$266	$189	$786	$637
__________________
(1)Capital expenditures for the three and nine months ended September 30, 2026 and 2025 exclude noncash transactions for capital expenditure-related accounts payable.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s assets by segment were as follows:

	As of	As of
(In millions)	September 30, 2026	December 31, 2025
Segment assets(1):
Building Materials	$16,088	$14,939
Building Envelope	7,383	6,973
Total segment assets	23,471	21,912
Other assets(2)	884	2,297
Total assets	$24,355	$24,209
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
The Company sponsors various defined benefit pension plans for employees, which are largely closed to new entrants and frozen to future accruals, as described in Note 15 (Pension and other postretirement benefits) in our 2025 Form 10-K. Defined benefit pension plans had immaterial net periodic pension costs for the three months ended September 30, 2026 and 2025, respectively, and $5 million for each of the nine months ended
September 30, 2026 and 2025, respectively. Other postretirement benefit plans had net periodic postretirement benefit costs of $2 million and $1 million for the three months ended September 30, 2026 and
2025, respectively, and $4 million and $3 million for the nine months ended September 30, 2026 and 2025, respectively.
Defined contribution plans
The Company sponsors various defined contribution plans for U.S. and Canadian employees. Expense recognized with the defined contribution plans totaled $24 million and $21 million for the three months ended
September 30, 2026 and 2025, respectively, and $74 million and $69 million for the nine months ended
September 30, 2026 and 2025, respectively. Related expenses are included within Cost of revenues and
Selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.
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
Total contributions to union-sponsored multiemployer pension plans were $10 million for each of the three months ended September 30, 2026 and 2025, respectively, and $27 million for each of the nine months ended September 30, 2026 and 2025, respectively.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in the fair value of undesignated hedges are recorded in earnings. All ineffective changes in derivative fair values are recorded in earnings. The notional value of undesignated foreign currency contracts was $700 million at September 30, 2026, while the notional value of commodity swaps designated as cash flow hedges was $51 million at September 30, 2026 and $51 million at December 31, 2025. The fair value of derivatives was categorized as Level 2 in the fair value hierarchy.
The fair value of the derivative instruments entered into by the Company were as follows:

	Balance	As of	As of
(in millions)	Sheet Location	September 30, 2026	December 31, 2025
Assets:
Commodity swaps	Prepaid expenses and other current assets	$11	$—
Commodity swaps	Other noncurrent assets	7	—
Liabilities:
Commodity swaps	Other current liabilities	—	1
Commodity swaps	Other noncurrent liabilities	1	—
Foreign currency contracts	Other noncurrent liabilities	26	—
The pretax impact on earnings that changes in the fair values of derivative instruments entered into by the
Company were as follows:

	Location of Gain (Loss)	For the three months ended
(in millions)	Recognized in Income	September 30, 2026	September 30, 2025
Commodity swaps — Recognized in OCI	OCI (pretax)	$(8)	$2
Commodity swaps — Reclassified from OCI	Cost of revenues	(16)	2
Foreign currency contracts	Interest expense, net	(6)	—

	Location of Gain (Loss)	For the nine months ended
(in millions)	Recognized in Income	September 30, 2026	September 30, 2025
Commodity swaps — Recognized in OCI	OCI (pretax)	$(8)	$15
Commodity swaps — Reclassified from OCI	Cost of revenues	(26)	6
Foreign currency contracts	Interest expense, net	(26)	—

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 17. Accumulated other comprehensive loss
The changes in the balances for each component of Accumulated other comprehensive loss, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustment	Cash Flow Hedges	Defined Benefit Pension Plans and Other Postretirement Benefit Plans	Total
Balance as of June 30, 2026	$(578)	$7	$38	$(533)
Other comprehensive income (loss) before reclassifications	(15)	(6)	(1)	(22)
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	12	—	12
Net current-period Other comprehensive income (loss)	(15)	6	(1)	(10)
Balance as of September 30, 2026	$(593)	$13	$37	$(543)

Balance as of June 30, 2025	$(385)	$—	$35	$(350)
Other comprehensive income (loss) before reclassifications	(80)	1	1	(78)
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	(1)	—	(1)
Net current-period Other comprehensive income (loss)	(80)	—	1	(79)
Balance as of September 30, 2025	$(465)	$—	$36	$(429)

(In millions)	Foreign Currency Translation Adjustment	Cash Flow Hedges	Defined Benefit Pension Plans and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2025	$(420)	$(1)	$41	$(380)
Other comprehensive income (loss) before reclassifications	(173)	(6)	(2)	(181)
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	20	(2)	18
Net current-period Other comprehensive income (loss)	(173)	14	(4)	(163)
Balance as of September 30, 2026	$(593)	$13	$37	$(543)

Balance as of December 31, 2024	$(623)	$(7)	$35	$(595)
Other comprehensive (loss) income before reclassifications	158	11	1	170
Amounts reclassified from Accumulated other comprehensive loss to Net income	—	(4)	(2)	(6)
Net current-period Other comprehensive (loss) income	158	7	(1)	164
Unrecognized gain transferred from Holcim pension	—	—	2	2
Balance as of September 30, 2025	$(465)	$—	$36	$(429)

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following amounts were reclassified from Accumulated other comprehensive loss to Net income:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions)	2026	2025	2026	2025
Net change in fair value of effective portion of cash flow hedges
Cost of revenues	$16	$(2)	$26	$(6)
Income tax benefit (expense)	(4)	1	(6)	2
Total	$12	$(1)	$20	$(4)
Actuarial losses and prior service costs for defined benefit pension plans and other postretirement benefit plans
Other non-operating income, net	$—	$(1)	$(2)	$(3)
Income tax benefit (expense)	—	1	—	1
Total	$—	$—	$(2)	$(2)
Total amounts reclassified from Accumulated other comprehensive loss to Net income	$12	$(1)	$18	$(6)
The Company releases tax effects from Accumulated other comprehensive loss when the underlying items affect earnings.
Note 18. Commitments and contingencies
Commitments
In the ordinary course of business, the Company enters into purchase commitments for goods and services including various products and capital expenditures for property, plant and equipment. As of September 30,
2026, the Company had purchase commitments for capital expenditures of $282 million and other contractual commitments for products and intangibles of $866 million, compared to $207 million and $601 million, respectively, as of December 31, 2025.
Contingencies
In the ordinary course of conducting its business activities, the Company is involved in judicial, administrative, and regulatory investigations and proceedings, as well as lawsuits and claims of various natures, involving both private parties and governmental authorities, relating to product liability, workers’ compensation, automobile liability, general and commercial liability, competition, environmental, employment, health and safety, and other matters. These claims and proceedings include insured, self-insured, and uninsured matters that are brought on an individual, collective, representative, and class-action basis.
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
The liability for standard warranty programs is included in Other current liabilities and Other noncurrent liabilities. The change in the standard warranty liability for the nine months ended September 30, 2026 and
2025 is as follows:

(In millions)	2026	2025
Balance as of January 1	$106	$88
Increase for warranties	31	30
Decrease for payments	(46)	(26)
Balance as of September 30	$91	$92
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
The Company accrued environmental remediation obligations of $65 million and $69 million for cleanup, restoration and ongoing maintenance and monitoring requirements as of September 30, 2026 and December
31, 2025, respectively, which are included in Other current liabilities and Other noncurrent liabilities on the condensed consolidated balance sheets.
Off balance sheet arrangements
Periodically, the Company enters into off balance sheet commitments, including surety bonds and letters of credit, to fulfill certain obligations related to specific projects, insurance, and site restoration. As of
September 30, 2026 and December 31, 2025, the Company had outstanding commitments amounting to
$745 million and $751 million, respectively. Historically, no material claims have been made against these financial instruments. The Company did not have any other off balance sheet arrangements as of September
30, 2026 and December 31, 2025.
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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Self-insurance reserves were $128 million and $121 million as of September 30, 2026 and December 31,
2025, respectively.
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
The financial statement impact of these agreements was immaterial for the three and nine months ended
September 30, 2026. Under the TSA, the services provided to the Company ended in February 2026, while certain services that the Company provides to Holcim are expected to continue through June 2027.
The following discussion summarizes activity between the Company and Holcim that occurred prior to the completion of the Spin-Off.
Related-party transactions
The Company and Holcim historically had intercompany activity, resulting in revenues and expenses for both parties prior to the Spin-Off. Transactions between the Company and other businesses of Holcim were considered related-party transactions. Revenues for products and services provided to Holcim by the
Company were $33 million for the nine months ended September 30, 2025. The costs incurred by the
Company related to products and services purchased from Holcim were $69 million for the nine months ended September 30, 2025, and are contained within Cost of revenues on the unaudited condensed consolidated statements of operations.
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
Allocations for management costs and corporate support services provided to the Company prior to the Spin-
Off were $60 million for the nine months ended September 30, 2025, including $16 million in Cost of revenues, and $44 million in Selling, general and administrative expenses.
Cash management and financing
Prior to the Spin-Off, a majority of the Company’s subsidiaries participated in Holcim’s centralized cash pooling program. Depending on the Company’s contributions and withdrawals to and from the cash pool, it was either in a net lending or borrowing position. Amrize’s position in the Holcim cash pooling program was settled prior to the Spin-Off. For the nine months ended September 30, 2025, the Company paid interest expense of less than $1 million, on borrowings from Holcim’s centralized cash management and financing function. For the nine months ended September 30, 2025, the Company received interest income of $12 million on amounts contributed to the cash pooling program.
Related-party notes payable
The Company had short-term and long-term borrowing arrangements with Holcim prior to the Spin-Off. The borrowing arrangements with Holcim were primarily for working capital needs and for financing certain acquisitions and had an aggregate principal balance of $7,645 million as of June 22, 2025. Prior to the Spin-
Off, the Company settled $5,646 million of related-party notes payable, with the remaining $1,999 million contributed by Holcim to the Company as equity. The Company recognized interest expense from related-
party notes payable of $183 million during the nine months ended September 30, 2025.
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
Net transfers to Holcim are included within Net parent investment. The components of Net transfers to
Holcim on the unaudited condensed consolidated statements of cash flows and the reconciliation to the corresponding amounts presented within the unaudited condensed consolidated statements of equity, which includes certain non-cash elements, were as follows for the nine months ended September 30, 2025:
•Net transfers to Holcim of $98 million for general financing activities and allocation of corporate expenses,
•Equity contribution from Holcim of $1,999 million related to the settlement of Related-party notes payable, and
•Other non-cash activities from Holcim of $25 million.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 20. Supplemental cash flow information

	For the nine months ended September 30,
(In millions)	2026	2025
Interest paid, net	$228	$314
Income taxes paid, net	280	350
Operating cash flows used for operating leases	(132)	(126)
Operating cash flows used for finance leases	(17)	(13)
Financing cash flows used for finance leases	(98)	(75)
Non-cash investing and financing transactions were as follows:

	For the nine months ended September 30,
(In millions)	2026	2025
Accrued purchases of property, plant and equipment	$48	$47
Right-of-use assets obtained in exchange for new operating lease liabilities	155	124
Right-of-use assets obtained in exchange for new finance lease liabilities	150	180
Equity contribution from Holcim related to the settlement of Related- party notes payable	—	1,999
Debt assumed in connection with a business combination	3	2
Note 21. Earnings per share and shareholders’ equity
Basic earnings per share is computed by dividing net income attributable to the Company by the weighted-
average number of shares outstanding during the applicable period. Diluted earnings per share is computed by dividing net income attributable to the Company by the weighted-average number of shares outstanding during the applicable period, plus the effect of dilutive securities. The computation of diluted earnings per share excludes the effect of the potential exercise of share-based awards, when the effect of the potential exercise would be antidilutive. The number of shares that had an anti-dilutive effect under the treasury stock method was immaterial for the three and nine months ended September 30, 2026.
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

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Numerator:
Net income	$558	$540	$927	$862
Net loss attributable to noncontrolling interests	1	2	5	3
Net income attributable to the Company	$559	$542	$932	$865
Denominator:
Basic weighted-average number of shares outstanding	544.6	553.1	550.1	553.1
Dilutive effect of share-based awards	0.9	0.8	1.1	0.3
Diluted weighted-average number of shares outstanding	545.5	553.9	551.2	553.4

Earnings per share
Basic	$1.03	$0.98	$1.69	$1.56
Diluted	$1.02	$0.98	$1.69	$1.56
Share repurchase program
On February 17, 2026, the Company announced that the Board of Directors approved a share repurchase authorization of $1.0 billion, with a 12-month expiration (26.7 million shares based on the closing common stock price of $37.39 per share as of September 30, 2026). The Company implemented the share repurchase program during the second quarter of 2026. As of September 30, 2026, this repurchase program had
$0.2 billion remaining to be repurchased. Under the repurchase authorization, share repurchases may be made through an agent, in the open market, or through privately negotiated transactions. Our share repurchase program is executed in compliance with Swiss law. See Note 23 in our 2025 Form 10-K and Item 2 in Part II of this Form 10-Q for more information.
At the time of the Spin-Off, 13,793,444 shares were contributed from Holcim as treasury stock for no consideration. These shares were recorded on the balance sheet with no cost basis. Shares repurchased under the authorized share repurchase program are recorded at cost, including fees paid to third parties and withholding taxes. Share repurchases executed in the third quarter of 2026 include withholding taxes that will be paid in the fourth quarter of 2026.
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
The Special Dividend was paid on May 4, 2026, with an ex-dividend date of April 24, 2026, and the first installment of the Ordinary Dividend of $0.11 per share was paid on May 20, 2026, with an ex-dividend date of May 12, 2026. The second installment of the Ordinary Dividend of $0.11 per share was paid on August 26,
2026, with an ex-dividend date of August 18, 2026.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 22. Share-based compensation
During the nine months ended September 30, 2026, the Company granted Performance Stock Units (“PSUs”)
representing 586,494 ordinary shares of the Company at target performance levels, net of forfeitures, and
Restricted Stock Units (“RSUs”) representing 54,826 ordinary shares of the Company. The PSUs cliff vest after 3 years of service. The number of ordinary shares of PSUs to be received upon vesting will be determined based on the relative achievement of performance metrics. PSUs are based on internal financial performance metrics or total shareholder return relative to a peer group.
Note 23. Revision of prior period financial statements
As discussed in Note 1 (Organization and basis of presentation), a summary of the revisions to the Company’s previously reported financial statements is presented below.
In evaluating whether its previously issued consolidated financial statements were materially misstated, the
Company applied the guidance in Accounting Standards Codification (ASC) Topic 250, Accounting Changes
and Error Corrections, including ASC Topic 250-10-S99-1 (SAB Topic 1.M), Assessing Materiality, and ASC
Topic 250-10-S99-2 (SAB Topic 1.N), Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements. The Company evaluated the materiality of the extended warranty misstatement and the other misstatements, in consideration of both quantitative and qualitative factors, and determined that they were not material, individually or in the aggregate, to any previously issued consolidated financial statements. However, correcting these misstatements in the current period would have been material to the consolidated financial statements for the nine months ended September 30, 2026, and would be material to the Company’s forecasted consolidated results of operations for the year ending
December 31, 2026. Accordingly, the Company has revised the applicable prior period financial statements presented herein and will reflect these revisions in future filings that include the affected periods.

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revision to prior period financial statements - Consolidated Statements of Operations

	For the three months ended September 30, 2025			For the nine months ended September 30, 2025
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised
Revenues	$3,675	$15	$3,690	$8,976	$21	$8,997
Cost of revenues	(2,589)	(9)	(2,598)	(6,702)	(25)	(6,727)
Gross profit	1,086	6	1,092	2,274	(4)	2,270
Selling, general and administrative expenses	(312)	(1)	(313)	(850)	8	(842)
Gain on disposal of long-lived assets	4	—	4	9	—	9
Loss on impairments	—	—	—	(2)	—	(2)
Operating income	778	5	783	1,431	4	1,435
Interest expense, net	(89)	—	(89)	(328)	—	(328)
Other non-operating income, net	—	—	—	2	—	2
Income before income tax expense	689	5	694	1,105	4	1,109
Income tax expense	(150)	(8)	(158)	(226)	(26)	(252)
Income from equity method investments	4	—	4	5	—	5
Net income	543	(3)	540	884	(22)	862
Net loss attributable to noncontrolling interests	2	—	2	3	—	3
Net income attributable to the Company	$545	$(3)	$542	$887	$(22)	$865

Earnings per share attributable to the Company:
Basic	$0.99	$(0.01)	$0.98	$1.60	$(0.04)	$1.56
Diluted	$0.98	$—	$0.98	$1.60	$(0.04)	$1.56
Weighted-average number of shares outstanding:
Basic	553.1	—	553.1	553.1	—	553.1
Diluted	553.9	—	553.9	553.4	—	553.4

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revision to prior period financial statements - Statements of Comprehensive Income

	For the three months ended September 30, 2025			For the nine months ended September 30, 2025
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised
Net income	$543	$(3)	$540	$884	$(22)	$862
Other comprehensive income (loss), net of tax:
Foreign currency translation	(80)	—	(80)	158	—	158
Net change in fair value of effective portion of cash flow hedges, net of tax	—	—	—	7	—	7
Actuarial (losses) gains and prior service (costs) credits for pension and other postretirement plans, net of tax	1	—	1	(1)	—	(1)
Total other comprehensive income (loss), net of tax	(79)	—	(79)	164	—	164
Total comprehensive income	464	(3)	461	1,048	(22)	1,026
Comprehensive loss attributable to noncontrolling interests	2	—	2	3	—	3
Comprehensive income attributable to the Company	$466	$(3)	$463	$1,051	$(22)	$1,029

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

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revision to prior period financial statements - Consolidated Statements of Cash Flows

	For the nine months ended September 30, 2025
(in millions)	As reported	Adj	As revised
Cash Flows from Operating Activities:
Net income	$884	$(22)	$862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	670	13	683
Share-based compensation	6	—	6
Deferred tax expense	12	12	24
Other items, net	76	(7)	69
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,004)	8	(996)
Due from related-party	49	—	49
Inventories	(24)	17	(7)
Accounts payable	9	4	13
Due to related-party	(82)	(16)	(98)
Other assets	(72)	(25)	(97)
Other liabilities	(102)	29	(73)
Defined benefit pension plans and other postretirement benefit plans	(18)	—	(18)
Net cash provided by operating activities	$404	$13	$417
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(631)	(6)	(637)
Net cash used in investing activities	$(211)	$(6)	$(217)
Cash Flows from Financing Activities:
Transfers to Holcim, net	(91)	(7)	(98)
Net cash used in financing activities	$(978)	$(7)	$(985)

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revision to prior period financial statements - Consolidated Statements of Equity

	Common			Additional			Retained
	stock			paid-in capital			earnings
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised
Balance as of June 30, 2025	$6	$—	$6	$12,730	$(172)	$12,558	$59	$—	$59
Net income (loss)	—	—	—	—	—	—	545	(3)	542
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—
Share-based compensation expense and other	—	—	—	4	—	4	(3)	—	(3)
Balance as of September 30, 2025	$6	$—	$6	$12,734	$(172)	$12,562	$601	$(3)	$598

	Accumulated other comprehensive			Equity attributable to			Total
	income			noncontrolling interest			equity
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised
Balance as of June 30, 2025	$(361)	$11	$(350)	$(1)	$—	$(1)	$12,433	$(161)	$12,272
Net income (loss)	—	—	—	(2)	—	(2)	543	(3)	540
Other comprehensive income, net of taxes	(79)	—	(79)	—	—	—	(79)	—	(79)
Share-based compensation expense and other	—	—	—	—	—	—	1	—	1
Balance as of September 30, 2025	$(440)	$11	$(429)	$(3)	$—	$(3)	$12,898	$(164)	$12,734

	Common			Additional			Retained			Net parent
	stock			paid-in capital			earnings			investment
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised
Balance as of December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—	$10,521	$(146)	$10,375
Net income (loss)	—	—	—	—	—	—	604	(3)	601	283	(19)	264
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Net transfers from Holcim including Spin-off- related adjustments	—	—	—	—	—	—	—	—	—	1,933	(7)	1,926
Issuance of Common stock, Treasury stock and reclassification of Net parent investment	6	—	6	12,730	(172)	12,558	—	—	—	(12,736)	172	(12,564)
Share-based compensation expense and other	—	—	—	4	—	4	(3)	—	(3)	—	—	—
Balance as of September 30, 2025	$6	$—	$6	$12,734	$(172)	$12,562	$601	$(3)	$598	$—	$—	$—

Amrize Ltd
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Accumulated other comprehensive			Equity attributable to			Total
	income			noncontrolling interest			equity
(in millions)	As reported	Adj	As revised	As reported	Adj	As revised	As reported	Adj	As revised
Balance as of December 31, 2024	$(606)	$11	$(595)	$(1)	$—	$(1)	$9,914	$(135)	$9,779
Net income (loss)	—	—	—	(3)	—	(3)	884	(22)	862
Other comprehensive income, net of taxes	164	—	164	—	—	—	164	—	164
Changes in equity attributable to noncontrolling interests	—	—	—	1	—	1	—	—	—
Net transfers from Holcim including Spin-off- related adjustments	2	—	2	—	—	—	1,935	(7)	1,928
Issuance of Common stock, Treasury stock and reclassification of Net parent investment	—	—	—	—	—	—	—	—	—
Share-based compensation expense and other	—	—	—	—	—	—	1	—	1
Balance as of September 30, 2025	$(440)	$11	$(429)	$(3)	$—	$(3)	$12,898	$(164)	$12,734

Amrize Ltd
Note 24. Subsequent events
The Company has evaluated subsequent events occurring through to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements except as disclosed below.
On October 28, 2026, the Company announced the third installment of the Ordinary Dividend to be $0.11 per outstanding share, payable on November 18, 2026, with an ex-dividend date of November 10, 2026. See Note
21 (Earnings per share and shareholders’ equity) for more information on the Ordinary Dividend.

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

Amrize Ltd
Financial Summary
A summary of our performance highlights for the three and nine months ended September 30, 2026 and 2025 is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions, except for percentage data)	2026	2025	2026	2025
Revenues	$3,771	$3,690	$9,445	$8,997
Net income	$558	$540	$927	$862
Net income margin	14.8%	14.6%	9.8%	9.6%
Adjusted EBITDA(1)	$1,076	$1,074	$2,253	$2,231
Adjusted EBITDA Margin(1)	28.5%	29.1%	23.9%	24.8%
Cash flows provided by operating activities	$697	$858	$222	$417
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
•We completed one acquisition in the three months ended September 30, 2026 and one in the three months ended September 30, 2025.
•We completed two acquisitions in the nine months ended September 30, 2026 and three in the nine months ended September 30, 2025; and
•We invested $262 million and $773 million in net capital expenditure projects in the three and nine months ended September 30, 2026, respectively, compared with $184 million and $603 million in the three and nine months ended September 30, 2025, respectively.
Transition to Standalone Company
On June 23, 2025, Holcim completed the previously announced Spin-Off through a distribution of 100% of the
Company’s outstanding shares to holders of record of Holcim’s ordinary shares, on a pro rata basis as a dividend-in-kind, as of the close of business on June 20, 2025. As a result of the Distribution, the Company became an independent public company, subject to the requirements of the New York Stock Exchange and the SIX Swiss Exchange, where our Ordinary Shares are listed under the symbol “AMRZ”. Amrize is no longer a
“foreign private issuer” as defined in Rule 3b-4 under the Exchange Act, and the Company files periodic and current reports with the SEC on the forms prescribed for U.S. domestic issuers.
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
In connection with the Spin-Off, we are establishing additional procedures and practices as a standalone public company. As a result, we incurred additional expenses in 2025 related to the establishment and operation of new functions including rebranding, employee-related costs, executive leadership compensation, accounting and financial reporting, compliance and regulatory, human resources, information technology, marketing and communications, insurance, and other operating costs. Certain of these costs (the “Spin-Off

Amrize Ltd
and separation-related costs”) are non-recurring in nature, consisting primarily of rebranding costs and professional services supporting Sarbanes-Oxley implementation efforts. We expect the Spin-Off and separation-related costs to continue through fiscal year 2027. In line with our ASPIRE program (an initiative launched in the second quarter of 2025 to accelerate synergies by leveraging our scale to optimize third-
party spending and drive efficiencies across procurement, logistics, and operating functions), we will continue to look for operational cost improvement opportunities as a standalone company to drive lower costs across our business and corporate functions.
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
Macroeconomic Trends
We operate in competitive markets across each of our segments. Recent market conditions, such as trade policy uncertainty, energy market disruptions (including the rising cost of diesel), geopolitical conflicts, fluctuations in interest rates, and construction market labor challenges may impact various markets in which we operate. Our Building Envelope segment has been impacted by these market conditions. However, our
Building Materials segment has remained resilient by leveraging our scale, unique footprint, and diverse product offerings to customers. We expect the ongoing execution of our ASPIRE program to accelerate synergies and profitable growth, by investing in streamlining our network. Over the long term, we expect growth in demand due to urbanization, aging infrastructure, recent onshoring trends, population growth, and historical underinvestment in residential housing. As market conditions evolve, we believe that we are uniquely positioned to capitalize on these growth opportunities.
Certain inflationary pressures have become impactful during 2026, increasing the cost of material, freight, and diesel. These higher costs have been partially offset by higher pricing and fuel surcharges, which

Amrize Ltd
mitigated the impact of inflation on the Company’s operating results. The Company expects these inflationary pressures to continue into 2027, resulting in higher costs. If customers are unwilling to accept price increases of Amrize’s products or fuel surcharges, these inflationary pressures could have an adverse effect on the
Company’s operations and financial condition. These inflationary pressures are driven by factors outside of the Company’s control, and as a result, the Company cannot reasonably foresee when these conditions will subside.
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
Manufacturing, LLC (collectively, “Duro-Last”) in 2023, we bolstered our roofing system offerings and positioned ourselves to meet growing demand for re-roofing and new builds. Our Building Envelope segment accounted for 24.6% and 28.1% of our revenues for the three and nine months ended September 30, 2026, compared to 24.3% and 28.9% for the three and nine months ended September 30, 2025, respectively. We intend to continue building out our Building Envelope segment through expansions, acquisitions, and development of additional solutions and products, as we believe this will unlock long-term value creation.
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

Amrize Ltd
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
Our financial results for the three and nine months ended September 30, 2026 and 2025 were affected by higher raw material and distribution costs. These factors are outside of our control and may impact our operations in the future. The extent to which global economic challenges will ultimately impact our business, operations, financial condition, and results of operations will depend on numerous factors, which are highly uncertain, rapidly changing, and cannot be predicted.

Amrize Ltd
Consolidated Statements of Operations

	For the three months			For the nine months
	ended September 30,			ended September 30,
(In millions, except for percentage data)	2026	2025	% Change	2026	2025	% Change
Revenues	$3,771	$3,690	2.2%	$9,445	$8,997	5.0%
Cost of revenues	(2,690)	(2,598)	(3.5)%	(7,163)	(6,727)	(6.5)%
Gross profit	1,081	1,092	(1.0)%	2,282	2,270	0.5%
Selling, general and administrative expenses	(291)	(313)	7.0%	(859)	(842)	(2.0)%
Gain on disposal of long-lived assets	3	4	(25.0)%	11	9	22.2%
Loss on impairments	—	—	—%	(2)	(2)	—%
Operating income	793	783	1.3%	1,432	1,435	(0.2)%
Interest expense, net	(89)	(89)	—%	(256)	(328)	22.0%
Other non-operating income, net	2	—	n/m	3	2	50.0%
Income before income tax expense and income from equity method investments	706	694	1.7%	1,179	1,109	6.3%
Income tax expense	(153)	(158)	3.2%	(258)	(252)	(2.4)%
Income from equity method investments	5	4	25.0%	6	5	20.0%
Net income	558	540	3.3%	927	862	7.5%
Net loss attributable to noncontrolling interests	1	2	(50.0)%	5	3	66.7%
Net income attributable to the Company	$559	$542	3.1%	$932	$865	7.7%

Net income margin	14.8%	14.6%		9.8%	9.6%
Adjusted EBITDA(1)	$1,076	$1,074	0.2%	$2,253	$2,231	1.0%
Adjusted EBITDA Margin(1)	28.5%	29.1%		23.9%	24.8%
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
with U.S. GAAP.

Amrize Ltd
Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended
September 30, 2025
Revenues
Revenues for the three months ended September 30, 2026 were $3,771 million, an increase of $81 million, or
2.2%, from $3,690 million for the three months ended September 30, 2025. The increase in our overall revenues for the three months ended September 30, 2026 was primarily driven by price increases of $78 million, contributions from acquisitions of $77 million, and surcharges of $23 million, partially offset by lower volumes of $69 million, other impacts of $22 million, and the unfavorable impact of foreign exchange of $6 million.
Revenues for the nine months ended September 30, 2026 were $9,445 million, an increase of $448 million, or
5.0%, from $8,997 million for the nine months ended September 30, 2025. The increase in our overall revenues for the nine months ended September 30, 2026 was primarily attributable to volume growth of $207 million, contributions from acquisitions of $154 million, price increases of $42 million, surcharges of $37 million, and the favorable impact of foreign exchange of $19 million. These factors were partially offset by lower prices within our Building Envelope segment and other impacts of $11 million.
The proportion of revenues related to the Building Materials segment and Building Envelope segment was
75.4% and 24.6% for the three months ended September 30, 2026, respectively, and 75.7% and 24.3% for the three months ended September 30, 2025, respectively. The proportion of revenues related to the Building
Materials segment and Building Envelope segment was 71.9% and 28.1% for the nine months ended
September 30, 2026, respectively, and 71.1% and 28.9% for the nine months ended September 30, 2025, respectively.

	Analysis of Change
(In millions, except for percentage data)	For the three months ended September 30, 2025	Organic Growth	Acquisitions	Foreign Exchange	For the three months ended September 30, 2026	% Change
Total Revenues	$3,690	$10	$77	$(6)	$3,771	2.2%

	Analysis of Change
(In millions, except for percentage data)	For the nine months ended September 30, 2025	Organic Growth	Acquisitions	Foreign Exchange	For the nine months ended September 30, 2026	% Change
Total Revenues	$8,997	$275	$154	$19	$9,445	5.0%
Cost of revenues
Cost of revenues for the three months ended September 30, 2026 was $2,690 million, an increase of $92 million, or 3.5%, from $2,598 million for the three months ended September 30, 2025. The increase for the three months ended September 30, 2026 was driven by higher raw materials cost and distribution costs, mainly due to increased freight, and fuel costs.
Cost of revenues for the nine months ended September 30, 2026 was $7,163 million, an increase of $436 million, or 6.5%, from $6,727 million, for the nine months ended September 30, 2025. The increase for the nine months ended September 30, 2026 was driven by higher raw materials cost and distribution costs, mainly due to increased freight, and fuel costs.
Cost of revenues as a percentage of Revenues was 71.3% and 70.4% for the three months ended September
30, 2026 and 2025, respectively, and 75.8% and 74.8% for the nine months ended September 30, 2026 and
2025, respectively. The increase in Cost of revenues in both periods as a percentage of Revenues relates in part to higher raw material and distribution costs within both segments.
The proportion of Cost of revenues related to the Building Materials segment and Building Envelope segment was 73.6% and 26.4% for the three months ended September 30, 2026 and 75.1% and 24.9% for the three months ended September 30, 2025. The proportion of Cost of revenues related to the Building Materials segment and Building Envelope segment was 71.1% and 28.9% for the nine months ended September 30,
2026 and 71.5% and 28.5% for the nine months ended September 30, 2025.

Selling, general and administrative expenses
In 2025, Selling, general and administrative expenses were primarily developed on a “carve-out” basis from
Holcim, as well as Spin-Off related costs. In 2026, this activity reflects the costs to operate a stand-alone organization.
Selling, general and administrative expenses for the three months ended September 30, 2026 were $291 million, a decrease of $22 million, or 7.0%, from $313 million for the three months ended September 30, 2025.
The decrease for the three months ended September 30, 2026 was primarily due to higher litigation costs incurred in the prior year.
Selling, general and administrative expenses for the nine months ended September 30, 2026 were $859 million, an increase of $17 million, or 2.0%, from $842 million for the nine months ended September 30, 2025.
The increase for the nine months ended September 30, 2026 primarily consists of organic growth from personnel expenses for higher headcount and costs to operate on a stand-alone basis. PB Materials contributed to inorganic growth. These factors were partially offset by litigation costs incurred in the prior year.
Gain on disposal of long-lived assets
Gain on disposal of long-lived assets for the three and nine months ended September 30, 2026 was $3 million and $11 million, respectively, compared to $4 million and $9 million for the three and nine months ended September 30, 2025, respectively.
Loss on impairments
Loss on impairments for the three and nine months ended September 30, 2026 and 2025 was immaterial.
Interest expense, net
Interest expense, net was $89 million for each of the three months ended September 30, 2026 and 2025 and
$256 million for the nine months ended September 30, 2026, a decrease of $72 million, or 22.0%, from $328 million, for the nine months ended September 30, 2025. The decrease in interest expense, net during the year-to-date period was primarily driven by a decrease in related-party debt. Since the Spin-Off, the
Company has operated with a lower debt profile.
Other non-operating income, net
Other non-operating income, net was immaterial for the presented periods.
Income tax expense
Income tax expense for the three and nine months ended September 30, 2026 was $153 million and $258 million, respectively, a decrease of $5 million and an increase of $6 million, from $158 million and $252 million, for the three and nine months ended September 30, 2025, respectively. The effective income tax rates for the three and nine months ended September 30, 2026 were 21.7% and 21.9%, compared to 22.8% and 22.7%
for the three and nine months ended September 30, 2025. The 2026 effective income tax rate was primarily impacted by a return-to-provision adjustment.
Income from equity method investments
Income from equity method investments for the three and nine months ended September 30, 2026 and 2025 was immaterial.
Net Income and Net Income Margin
Net income for the three months ended September 30, 2026 increased to $558 million from $540 million for the three months ended September 30, 2025. The increase was driven by price increases, lower corporate costs. These drivers were partially offset by lower volumes, higher operating costs, notably higher freight, diesel and raw material costs, as well as higher depreciation, depletion, accretion and amortization expense.
Net income margin was 14.8% for the three months ended September 30, 2026, compared to 14.6% for the three months ended September 30, 2025.
Net income for the nine months ended September 30, 2026 increased to $927 million from $862 million for the nine months ended September 30, 2025. Net income was favorably impacted by the benefit from higher volumes, aggregates price increases, and lower interest expense. These items were offset by higher operating costs and higher depreciation, depletion, accretion and amortization expense. Net income margin

Amrize Ltd
was 9.8% for the nine months ended September 30, 2026, compared to 9.6% for the nine months ended
September 30, 2025.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA for the three months ended September 30, 2026 increased to $1,076 million from $1,074 million for the three months ended September 30, 2025. The increase was driven by price increases of $78 million, surcharges of $23 million, and contributions from acquisitions of $14 million. These drivers were partially offset by higher freight, diesel and raw material costs of $75 million and lower volumes of $38 million.
Adjusted EBITDA Margin was 28.5% for the three months ended September 30, 2026, compared to 29.1% for the three months ended September 30, 2025.
Adjusted EBITDA for the nine months ended September 30, 2026 increased to $2,253 million from $2,231 million for the nine months ended September 30, 2025. Adjusted EBITDA was favorably impacted by the benefit from higher volumes of $128 million, price increases mainly attributable to our Building Materials segment of $42 million, surcharges of $37 million, contributions from acquisitions of $25 million, and the favorable impact of foreign exchange of $6 million. These items were partially offset by higher operating costs of $216 million. Adjusted EBITDA Margin was 23.9% for the nine months ended September 30, 2026, compared to 24.8% for the nine months ended September 30, 2025.
Results of Operations by Segment
Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended
September 30, 2025

	For the three months ended September 30,			For the nine months ended September 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
Segment revenues:
Building Materials(1)	$2,842	$2,793	1.8%	$6,789	$6,393	6.2%
Building Envelope	929	897	3.6%	2,656	2,604	2.0%
Total revenues	$3,771	$3,690	2.2%	$9,445	$8,997	5.0%

	For the three months ended September 30,			For the nine months ended September 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
Segment Adjusted EBITDA:
Building Materials	$938	$913	2.7%	$1,898	$1,799	5.5%
Building Envelope	182	213	(14.6)%	499	586	(14.8)%
Total Segment Adjusted EBITDA	1,120	1,126	(0.5)%	2,397	2,385	0.5%
Unallocated corporate costs	(44)	(52)	15.4%	(144)	(154)	6.5%
Adjusted EBITDA(2)	$1,076	$1,074	0.2%	$2,253	$2,231	1.0%
__________________
(1)Segment revenues for Building Materials are presented net of interproduct revenues between our Cement and Aggregates and other construction materials product lines of $167 million and $167 million for the three months ended September 30, 2026 and 2025, respectively, and $420 million and $413 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for
definitions of these non-GAAP financial measures, information about how and why we use these non-GAAP financial measures and a reconciliation of each of these non-GAAP financial measures to its most directly comparable financial measure calculated in accordance with U.S. GAAP.
Building Materials
Building Materials segment revenues for the three and nine months ended September 30, 2026 were $2,842 million and $6,789 million, an increase of $49 million and $396 million, or 1.8% and 6.2%, from $2,793 million and $6,393 million for the three and nine months ended September 30, 2025, respectively. The increase for the three months ended September 30, 2026 was driven by pricing growth, contributions from acquisitions of

Amrize Ltd
$77 million and surcharges, which was partially offset by lower volumes and the unfavorable impact of foreign currency of $6 million. The increase for the nine months ended September 30, 2026 was driven by contributions from acquisitions of $154 million, volume growth, price increases, and the favorable impact of foreign currency of $18 million.
Cement revenues for the three and nine months ended September 30, 2026 were $1,397 million and $3,530 million, an increase of $4 million and $198 million, or 0.3% and 5.9%, from $1,393 million and $3,332 million for the three and nine months ended September 30, 2025, respectively.
Aggregates and other construction materials revenues for the three and nine months ended September 30,
2026 were $1,612 million and $3,679 million, an increase of $45 million and $205 million, or 2.9% and 5.9%, from $1,567 million and $3,474 million for the three and nine months ended September 30, 2025, respectively.

Volumes	For the three months ended September 30,			For the nine months ended September 30,
in millions	2026	2025	% Change	2026	2025	% Change
Cement - tons sold[1]	6.8	7.1	(4.2%)	17.3	16.7	3.6%
Aggregates - tons sold	40.1	40.2	(0.2%)	92.3	88.0	4.9%

Average Selling Price - Year over Year	For the three months ended September 30,
$ per ton	2026	2025	% Change	Constant Currency[2]	% Change Constant Currency
Cement - price per ton[1]	$172.85	$170.02	1.7%	$173.10	1.8%
Aggregates - price per ton[3]	$14.76	$13.85	6.6%	$14.80	6.9%

Average Selling Price - Year over Year	For the nine months ended September 30,
$ per ton	2026	2025	% Change	Constant Currency[2]	% Change Constant Currency
Cement - price per ton[1]	$171.36	$170.82	0.3%	$171.09	0.2%
Aggregates - price per ton[3]	$14.87	$14.15	5.1%	$14.82	4.7%

Average Selling Price - Sequential	For the three months ended
				Constant Currency[2]
$ per ton	September 30, 2026	June 30, 2026	% Change	September 30, 2026	June 30, 2026	% Change
Cement - price per ton[1]	$172.85	$171.43	0.8%	$173.10	$171.19	1.1%
Aggregates - price per ton[3]	$14.76	$14.67	0.6%	$14.80	$14.61	1.3%
__________________
1 Cement volume and pricing figures presented above exclude trading.
2 Constant Currency Price per Ton reflects price adjusted to prior period foreign exchange rates. Constant Currency Price per Ton represents a Non-GAAP measure, which is defined in Non-GAAP Financial Measures.
3 Aggregates pricing figures presented above are product based, excluding freight revenues.
Building Materials Segment Adjusted EBITDA for the three and nine months ended September 30, 2026 was
$938 million and $1,898 million, an increase of $25 million and $99 million, or 2.7% and 5.5%, from $913 million and $1,799 million for the three and nine months ended September 30, 2025, respectively. The increase in both periods was mainly attributable to price increases, contributions from acquisitions, and surcharges, which was partially offset by higher freight and diesel costs.
Building Envelope
Building Envelope segment revenues for the three and nine months ended September 30, 2026 were $929 million and $2,656 million, an increase of $32 million and $52 million, or 3.6% and 2.0%, from $897 million and
$2,604 million for the three and nine months ended September 30, 2025, respectively. The increase in the three months ended September 30, 2026 was primarily driven by higher volumes and pricing while the

Amrize Ltd
increase for the nine months ended September 30, 2026 was primarily driven by higher volumes, partially offset by lower pricing.
Building Envelope Segment Adjusted EBITDA for the three and nine months ended September 30, 2026 was
$182 million and $499 million, a decrease of $31 million and $87 million, or 14.6% and 14.8%, from $213 million and $586 million for the three and nine months ended September 30, 2025, respectively. The decrease in both periods in the Building Envelope Segment Adjusted EBITDA was attributable to higher freight and raw material costs, partially offset by the benefit from improved volumes, pricing, and fuel and freight surcharges.
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

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions, except for percentage data)	2026	2025	2026	2025
Net income	$558	$540	$927	$862
Depreciation, depletion, accretion and amortization	263	239	757	683
Interest expense, net	89	89	256	328
Income tax expense	153	158	258	252
EBITDA	1,063	1,026	2,198	2,125
Acquisition and integration-related costs(1)	4	(2)	30	19
Litigation-related (settlements) costs(2)	1	40	(2)	44
Loss on impairments(3)	—	—	2	2
Restructuring and other costs(4)	7	4	16	13
Spin-off and separation-related costs(5)	8	10	18	35
Other non-operating income, net(6)	(2)	—	(3)	(2)
Income from equity method investments	(5)	(4)	(6)	(5)
Adjusted EBITDA	1,076	1,074	2,253	2,231
Unallocated corporate costs	44	52	144	154
Total Segment Adjusted EBITDA	$1,120	$1,126	$2,397	$2,385
Building Materials	$938	$913	$1,898	$1,799
Building Envelope	$182	$213	$499	$586
Net income margin	14.8%	14.6%	9.8%	9.6%
EBITDA Margin	28.2%	27.8%	23.3%	23.6%
Adjusted EBITDA Margin	28.5%	29.1%	23.9%	24.8%
_________________
(1)Acquisition and integration-related costs are those incurred for business combinations (including advisory, legal, valuation, and other professional fees) as well as the unfavorable effects of purchase accounting. Certain warranty charges related to pre-acquisition manufacturing issues are also included.
(2)Litigation-related (settlements) costs include certain litigation settlements, environmental remediation, and legal-related consulting and professional fees that are not representative of expenses arising in the ordinary course of business.
(3)Loss on impairments consists of one-time charges on the company’s investments and property, plant, and equipment.
(4)Restructuring and other costs include charges associated with non-core sites and termination-related severance costs.
(5)Spin-off and separation-related costs notably include rebranding costs and professional services supporting Sarbanes-Oxley implementation efforts.
(6)Other non-operating income, net primarily consists of costs related to gains on proceeds from property and casualty insurance.

Amrize Ltd
Free Cash Flow is monitored by management to assess liquidity. The table below reconciles our net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Free Cash Flow.

	For the nine months ended September 30,
(In millions)	2026	2025
Net cash provided by operating activities	$222	$417
Capital expenditures, net:
Purchases of property, plant and equipment	(786)	(637)
Proceeds from disposals of long-lived assets	13	12
Proceeds from land expropriation	—	20
Proceeds from property and casualty insurance	—	2
Total capital expenditures, net(1)	(773)	(603)
Free cash flow	$(551)	$(186)
_________________
(1)Capital expenditures, net includes purchases of property, plant and equipment, proceeds from disposals of long-lived assets, proceeds from land expropriation, and proceeds from property and casualty insurance income.
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
Cash Flows
The following table summarizes our net cash used in and provided by operating, investing and financing activities for the periods indicated:

	For the nine months ended September 30,
(In millions)	2026	2025
Net cash provided by (used in):
Operating activities	$222	$417
Investing activities	(1,202)	(217)
Financing activities	(628)	(985)
Effect of exchange rate changes on cash and cash equivalents	(15)	26
Decrease in cash and cash equivalents	(1,623)	(759)
Cash and cash equivalents - beginning of period	1,922	1,585
Cash and cash equivalents - end of period	$299	$826
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
For the nine months ended September 30, 2026 and 2025, net cash provided by operating activities was
$222 million and $417 million, respectively. The decrease in cash provided by operating activities of $195 million was primarily driven by working capital changes and the settlement of Spin-Off related balances in the prior period, partially offset by higher net income and non-cash expenses.
Cash Flows from Investing Activities
For the nine months ended September 30, 2026 and 2025, net cash used in investing activities was $1,202 million and $217 million, respectively. The increase in cash used in investing activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily driven by acquisitions for $467 million and an increase in proceeds from cash pooling of $522 million in the prior year.
Cash Flows from Financing Activities
For the nine months ended September 30, 2026, net cash used in financing activities was $628 million compared to cash used in financing activities of $985 million for the nine months ended September 30,
2025. The decrease in cash used in financing activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily driven by proceeds from borrowings during the nine months ended September 30, 2026 and a net repayment of borrowings during the nine months ended September 30, 2025, partially offset by dividends paid and shares repurchased during the nine months ended September 30, 2026.
Contractual Obligations and Commitments
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our debt and other borrowings, in addition to pension and other postretirement benefit plan contributions. The following table presents our significant contractual obligations and commitments with definitive payment terms as of September 30, 2026:

(In millions)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Principal on debt and other borrowings	$912	$700	$700	$3	$1,000	$2,529	$5,844
Operating lease obligations	45	167	133	106	75	290	816
Finance lease obligations	36	131	103	71	45	130	516
Pension and postretirement contributions	6	27	25	24	23	411	516
Purchase obligations(1)	643	121	62	105	40	177	1,148
Total	$1,642	$1,146	$1,023	$309	$1,183	$3,537	$8,840
_________________
(1)Purchase obligations is comprised of purchase commitments of $866 million for goods and services and capital expenditures of $282 million for property, plant and equipment.
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

Amrize Ltd
For the nine months ended September 30, 2026, there have been no material changes to our market risks from those disclosed in the 2025 Form 10-K.
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
In connection with the preparation of this Quarterly Report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”). Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of September 30,
2026 because of our previously reported material weakness in our internal control over financial reporting, as described in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended
December 31, 2025.
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
Changes in Internal Controls over Financial Reporting
Other than with respect to the continued remediation efforts in connection with the material weakness described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Amrize Ltd
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is from time to time a party to various legal proceedings that arise in the ordinary course of business. See Note 18 (Commitments and contingencies) of this Form 10-Q for additional discussion concerning our legal proceedings.
Environmental proceedings
Item 103 of Regulation S-K requires disclosure of certain environmental proceedings to which a governmental authority is a party and potential monetary sanctions exceed a specified threshold. The Company has elected to use a $1 million sanctions threshold for disclosing certain proceedings under environmental laws to which a governmental authority is a party.
On July 1, 2025, the Maryland Department of the Environment (“MDE”) filed a one-count complaint in the
Circuit Court for Washington County, Maryland, naming Amrize Cement Inc. (“Amrize Cement”), a wholly owned subsidiary of the Company, as defendant (MDE v. Amrize Cement Inc., Case No. C-21-
CV-25-000343). The complaint alleges that Amrize Cement’s Hagerstown Cement Plant (“Hagerstown
Facility”) reported several exceedances of mercury emissions limits during 2023 in violation of state and federal environmental regulations. MDE seeks imposition of civil penalties for each exceedance violation, and injunctive relief ceasing further noncompliant mercury emissions from the Hagerstown Facility and an immediate inspection and repairs to the facility’s kiln to prevent future exceedances of mercury emissions limits. MDE has claimed civil penalties of $25,000 per day for 99 days of alleged exceedances. Amrize
Cement wholly disputes MDE’s exceedance limit violation calculation method which would allow the Court to assess Amrize Cement the maximum penalty amount permitted by law.
Following unsuccessful mediation, the parties filed cross-motions for summary judgment. On August 18,
2026, the Circuit Court entered an order (the “August 18 Order”) partially granting MDE’s motion for summary judgment, holding that Amrize Cement may be penalized up to the maximum amount permitted by law. The
August 18 Order also partially granted Amrize Cement’s motion for summary judgment and rejected MDE’s request for injunctive relief because there are currently no ongoing violations of mercury emissions limits at the Hagerstown Facility, and MDE did not present evidence to suggest that Amrize Cement would repeat mercury exceedance limit violations in the future.
On September 30, 2026, Amrize Cement filed a motion to reconsider the August 18 Order and the Court's partial grant of summary judgment on various grounds in respect to MDE’s purported penalty calculation method. The motion is pending. Amrize Cement intends to continue to defend the matter, including on the basis that the alleged exceedances were remedied prior to MDE’s commencement of this action. The
Company accrued an immaterial amount at September 30, 2026 for this matter.
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in our 2025 Form 10-K.

Amrize Ltd
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases
of Equity Securities
The following table presents the number and average price of shares purchased in each month of the third quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program[2]
July 1 - July 31	3,146,295	50.85	3,146,295	17,189,145
August 1 - August 31	4,175,627	46.75	4,175,627	11,967,794
September 1 - September 30	5,736,940	40.86	5,736,940	5,698,852
Total	13,058,862		13,058,862
_________________
(1)On February 17, 2026, the Company announced that the Board of Directors approved a share repurchase authorization of $1.0 billion, with a 12-month expiration. The Company implemented the share repurchase program after the annual general meeting of shareholders on April 21, 2026.
(2)The maximum number of shares that may yet be purchased under this plan was based on the closing price of our common stock on the
New York Stock Exchange as of September 30, 2026 of $37.39 per share.
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
10.1
Employment Agreement dated August 24, 2026, by and between Amrize Ltd and Samuel J. Poletti (Exhibit 10.1 to the
Company’s Form 8-K filed August 24, 2026, File No. 1-42542, and incorporated herein by reference).

10.2
International Assignment Agreement dated August 24, 2026, by and among Amrize Ltd, Amrize North America Inc.
and Samuel J. Poletti (Exhibit 10.2 to the Company’s Form 8-K filed August 24, 2026, File No. 1-42542, and incorporated herein by reference).

10.3*	Employment Agreement dated September 11, 2026, by and between Amrize Technology Switzerland LLC and Mario Gross.
10.4*	International Assignment Agreement dated September 11, 2026, by and among Amrize Technology Switzerland LLC, Amrize Building Envelope LLC, and Mario Gross.
31.1*	Certification of CEO, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Disclosure of Mine Safety and Health Administration (MSHA) Safety Data.
101*	Inline eXtensible Business Reporting Language (XBRL).
104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
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

Amrize Ltd
By:	/s/ Samuel Poletti
Name:	Samuel Poletti
Title:	Chief Financial Officer (Duly authorized officer and principal financial officer)
Date:	October 29, 2026